Form 10-Q
period 1995-03-31
GOLF HOST RESORTS INC
filed 1995-05-15
CIK 42429

                                F O R M   10-Q




                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549


                            ---------------------



              Quarterly Report Pursuant to Section 13 or 15 (d)
                    of The Securities Exchange Act of 1934



                            ---------------------



                       For Quarter Ended March 31, 1995


                         Commission File No. 2-64309


                           GOLF HOST RESORTS, INC.

           STATE OF COLORADO EMPLOYER IDENTIFICATION NO. 84-0631130

              Post Office Box 3131, Durango, Colorado 81302-3131

                       Telephone Number (303) 259-2000



           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for the past 90
           days.          Yes   X                No
                               ---                  ---

                Issuer has no common stock subject to this report.

                           GOLF HOST RESORTS, INC.
                                BALANCE SHEETS
                     MARCH 31, 1995 AND DECEMBER 31, 1994



                                    ASSETS
                 (Substantially all pledged - Notes 2 and 3)


                                                    MARCH 31,                      DECEMBER 31,
                                                      1995                             1994
                                                   ------------                    ------------
CURRENT ASSETS:
  Cash                                             $ 3,076,530                      $   824,875
  Accounts and notes receivable                      6,138,986                        3,871,305
  Inventories and supplies                           4,367,889                        4,318,522
  Prepaid expenses and other                         1,272,490                        1,255,488
  Intercompany receivables                               -                              307,417
                                                   -----------                      -----------
         Total current assets                       14,855,895                       10,577,607

LONG-TERM RECEIVABLES, less
  amounts currently due                              1,038,289                        1,088,484
                                                   -----------                      -----------

PROPERTY AND EQUIPMENT, at cost,
  less accumulated depreciation                     39,123,241                       38,922,416
                                                   -----------                      -----------
                                                   $55,017,425                      $50,588,507
                                                   ===========                      ===========



The accompanying notes are an integral part of these balance sheets. These statements were prepared from the books and records of the Company without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                            GOLF HOST RESORTS, INC.
                                BALANCE SHEETS
                     MARCH 31, 1995 AND DECEMBER 31, 1994



                   LIABILITIES AND SHAREHOLDERS' INVESTMENT



                                                 MARCH 31,                      DECEMBER 31,
                                                   1995                             1994
                                               ------------                     ------------
CURRENT LIABILITIES:
  Notes payable                                 $       100                      $       100
  Maturing long-term obligations                  2,041,807                        2,053,566
  Accounts payable                                2,767,488                        1,481,701
  Accrued expenses                                4,861,033                        4,305,812
  Deposits and prepaid fees                       2,577,131                        3,084,821
  Intercompany payables                              55,672                            -
                                                -----------                      -----------
    Total current liabilities                    12,303,231                       10,926,000
                                                -----------                      -----------

LONG-TERM OBLIGATIONS, less current
  maturities                                     20,936,957                       21,430,570
                                                -----------                      -----------

LONG-TERM INTERCOMPANY                            4,644,648                        3,583,988
                                                -----------                      -----------

LONG-TERM CONTINGENCY (Note 1)                    1,847,527                        1,813,121
                                                -----------                      -----------

SHAREHOLDERS' INVESTMENT:
  Common stock, $1 par, 5,000
    shares authorized and out-
    standing                                          5,000                            5,000
  5.6% cumulative preferred
    stock, $1 par, 4,577,000
    shares authorized and
    outstanding                                   4,577,000                        4,577,000
  Other shareholders' investment                 10,703,062                        8,252,828
                                                -----------                      -----------
    Total shareholders' investment               15,285,062                       12,834,828
                                                -----------                      -----------
                                                $55,017,425                      $50,588,507
                                                ===========                      ===========


The accompanying notes are an integral part of these balance sheets. These statements were prepared from the books and records of the Company without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                           GOLF HOST RESORTS, INC.
                             STATEMENTS OF INCOME
                FOR THE QUARTERS ENDED MARCH 31, 1995 AND 1994


                                                      Quarters Ended March 31,
                                          ---------------------------------------------

                                             1995                              1994
                                          -----------                       -----------
REVENUES:
  Hotel                                   $ 6,837,626                       $ 5,532,197
  Food and beverage                         5,089,304                         3,851,823
  Golf                                      5,646,524                         5,357,203
  Other                                     2,971,394                         2,287,210
  Real estate activities                        -                                 -
                                          -----------                       -----------
                                           20,544,848                        17,028,433
                                          -----------                       -----------
COSTS AND OPERATING EXPENSES:
  Hotel                                     5,321,153                         4,664,697
  Food and beverage                         2,938,728                         2,456,548
  Golf                                      1,788,522                         1,705,502
  Other                                     4,784,441                         4,138,976
  General and administrative                1,127,581                           992,592
  Real estate activities                          241                              -
                                          -----------                       -----------
                                           15,960,666                        13,958,315
                                          -----------                       -----------

OPERATING INCOME                            4,584,182                         3,070,118

INTEREST, NET                                 553,936                           524,772
                                          -----------                       -----------

INCOME BEFORE INCOME TAX                    4,030,246                         2,545,346

PARENT INCOME TAX CHARGE                    1,515,400                           957,700
                                          -----------                       -----------

INCOME BEFORE DIVIDEND
  REQUIREMENTS ON PREFERRED STOCK           2,514,846                         1,587,646

DIVIDEND REQUIREMENTS ON
  PREFERRED STOCK                              64,612                            64,612
                                          -----------                       -----------

NET INCOME AVAILABLE
  TO COMMON SHAREHOLDERS                  $ 2,450,234                       $ 1,523,034
                                          ===========                       ===========

EARNINGS PER COMMON SHARE                 $   490.05                        $   304.61
                                          ===========                       ===========

  The accompanying notes are an integral part of these statements. These statements were prepared from the books and records of the Company without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                            GOLF HOST RESORTS, INC.
                    STATEMENTS OF SHAREHOLDERS' INVESTMENT
                  FOR THE FIFTEEN MONTHS ENDED MARCH 31, 1995



                                                                                Other Shareholders'
                                  $1 Par Value       5.6% Cumulative                 Investment
                                  Common Stock       Preferred Stock          -----------------------            Total
                                 ---------------    -----------------          Paid-In      Retained         Shareholders'
                                 Shares   Amount    Shares     Amount          Capital      Earnings          Investment
                                 ------   ------    ------     ------         ----------   ----------         ----------
Balance, December 31, 1993        5,000   $5,000    4,577,000  $4,577,000     $2,329,447   $5,785,774         $12,697,221

  Net income available to
    common shareholders            -        -            -           -              -         137,607             137,607
                                  -----   ------    ---------  ----------     ----------   ----------         -----------
Balance, December 31, 1994        5,000    5,000    4,577,000   4,577,000      2,329,447    5,923,381          12,834,828
                                  -----   ------    ---------  ----------     ----------   ----------         -----------

  Net income available to
    common shareholders            -        -            -           -              -       2,450,234           2,450,234
                                  -----   ------    ---------  ----------     ----------   ----------         -----------

Balance, March 31, 1995           5,000   $5,000    4,577,000  $4,577,000     $2,329,447   $8,373,615         $15,285,062
                                  =====   ======    =========  ==========     ==========   ==========         ===========





The accompanying notes are an integral part of these statements. These statements were prepared from the books and records of the Company without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                            GOLF HOST RESORTS, INC.
                           STATEMENTS OF CASH FLOWS
                FOR THE QUARTERS ENDED MARCH 31, 1995 AND 1994


                                                            1995                             1994
                                                         ----------                       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income before dividend
    requirements on preferred stock                      $2,514,846                       $ 1,587,646
  Adjustments to reconcile net
    income to net cash flows
    from operating activities:
    Depreciation and amortization                           635,100                           606,300
    Changes in operating working capital
      other than cash (Note 7)                             (650,219)                       (1,423,092)
                                                         ----------                       -----------
    Net cash flows provided by
         operating activities                             2,499,727                           770,854
                                                         ----------                       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment                      (839,465)                         (615,886)
  Recovery of cost of property and
    equipment sold                                            3,540                              -
  Reductions in notes receivable                             62,771                            34,610
  Additions to notes receivable                                -                                 (126)
                                                         ----------                       -----------
    Net cash flows used in investing
      activities                                           (773,154)                         (581,402)
                                                         ----------                       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net change in notes payable                                  -                              122,969
  Increases in long-term obligations                          3,910                           280,400
  Decreases in long-term obligations                       (509,282)                         (273,007)
  Increase in long-term intercompany                        996,048                         1,096,247
  Increase in long-term contingency                          34,406                           247,075
                                                         ----------                       -----------
    Net cash flows provided by
      financing activities                                  525,082                         1,473,684
                                                         ----------                       -----------

NET INCREASE IN CASH                                      2,251,655                         1,663,136

CASH, BEGINNING OF QUARTER                                  824,875                           548,713
                                                         ----------                       -----------

CASH, END OF QUARTER                                     $3,076,530                       $ 2,211,849
                                                         ==========                       ===========

Supplemental information on noncash activities is included in Note 7.

The accompanying notes are an integral part of these statements. These statements were prepared from the books and records of the Company without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                            GOLF HOST RESORTS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1995 AND 1994




(1)      ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         During the quarter, there was no significant change from the 10-K filing of December 31, 1994 except as follows:

         Management Agreement

         Contingent advances during the quarter ended March 31, 1995 totalled $34,000, net of certain amounts recoverable under a related agreement with the Innisbrook Rental Pool Lease Operation. Advances to date are reflected on the balance sheet as Long-term Contingency.

         Intercompany Allocations and Advances

         The amounts charged to the registrant for the quarters ended March 31, 1995 and 1994 were $175,000 and $122,000, respectively.

         Participating Rental Unit

         Rental pool distributions provided for the participating condominium owners for the quarters ended March 31, 1995 and 1994 were $3,554,000 and $2,835,000, respectively.

         Employee Benefit Plan

         Company contributions required under the plan for the quarters ended March 31, 1995 and 1994 were $35,000 and $31,000, respectively.

         Financial Statement Presentation

         Certain reclassifications have been made to the December 31, 1993, March 31, 1994 and December 31, 1994 financial statements to conform to the March 31, 1995 presentation.

(2)      LINES OF CREDIT

         During the quarter, there was no significant change from the 10-K filing of December 31, 1994 except as follows:

         Under provisions of the related loan agreements, approximately $5,508,000 was available for immediate use.

(3)      LONG-TERM OBLIGATIONS AND CAPITAL LEASE OBLIGATIONS

         Long-term obligations consist of the following:

                                                             March 31,                   December 31,
                                                               1995                          1994
                                                           ------------                  ------------
         Mortgage notes at varying
           rates, maturing primarily
           from 2006 to 2009                                $19,736,666                  $19,890,351


         Equipment revolving credit line
           at prime plus 1%, maturing
            serially from 1997 to 1999                        3,463,932                    3,835,670

         Other                                                  336,166                      334,115

         Unamortized debt discount expense                     (558,000)                    (576,000)
                                                            -----------                  ------------
                                                             22,978,764                   23,484,136

    Less-current maturities                                   2,041,807                    2,053,566
                                                            -----------                  -----------
                                                            $20,936,957                  $21,430,570
                                                            ===========                  ===========


         The remainder of Note 3 has not changed significantly from the 10-K filing of December 31, 1994.

(4)      LEASES

         During the quarter, there was no significant change from the 10-K filing of December 31, 1994.

(5)      ACCRUED EXPENSES

         Accrued expenses consist of the following:


                                                          March 31,                  December 31,
                                                            1995                         1994
                                                        -----------                  -----------
         Rental pool lease operations                    $3,553,640                  $ 1,895,688
         Salaries                                           898,901                    1,244,500
         Taxes, other than income taxes                     180,409                      731,278
         Other                                              228,083                      434,346
                                                         ----------                   ----------
                                                         $4,861,033                   $4,305,812
                                                         ==========                   ==========

(6)         INCOME TAX ALLOCATION AND SHARING POLICY

            During the quarter, there was no significant change from the 10-K filing of December 31, 1994.

(7)      SUPPLEMENTAL CASH FLOW DATA

         The (increases) decreases in working capital other than cash are as follows:


                                                       Three Months Ended March 31,
                                                   -----------------------------------------
                                                       1995                          1994
                                                   ------------                  -----------
         Accounts receivable                       $(2,280,257)                  $(2,303,693)
         Inventories and supplies                      (49,367)                       16,060
         Prepaid expenses and other                    (17,002)                     (395,493)
         Intercompany                                  363,089                       (60,924)
         Accounts payable                            1,285,787                       804,124
         Accrued expenses                              555,221                       927,974
         Deposits and prepaid fees                    (507,690)                     (411,140)
                                                   -----------                   -----------

                                                   $  (650,219)                  $(1,423,092)
                                                   ===========                   ===========



         Noncash Financing Activities:

            The Company satisfied its preferred
               stock dividend liability to
               Golf Hosts, Inc. through the
               long-term intercompany account.     $    64,612                   $    64,612

                            GOLF HOST RESORTS, INC.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations




Results of Operations

        Occupancy for the quarter, measured in room nights, increased 18.5% from the prior year level. On a divisional basis, increases amounted to 18.6% and 17.6% for Innisbrook and Tamarron, respectively. The increase at Innisbrook was generally seen in the conference segment, with the months of January and March each posting significant gains over the prior year. Tamarron's increase was similarly in the conference segment, with March experiencing the most significant gain. In Management's opinion, the increased level of occupancy at Innisbrook, representing the more significant part of the overall occupancy gain, can be attributed to the sales and marketing initiatives arising from the management arrangement with Hilton Hotels Corporation.

        On a per occupied room night basis, revenues increased 1.8%, from $359.11 to $365.70. This improvement in the level of spending coupled with the gain in occupancy resulted in a 20.7% increase in total revenues. On a divisional basis, spending per occupied room night was $400.45 and $188.42, compared with $392.71 and $189.15 a year ago, for Innisbrook and Tamarron, respectively.

        The higher level of occupancy resulted in operating efficiencies that enabled the Company to improve its operating income percentage from 18.0% in 1994 to 22.3% in the current period. The effect of these improvements was an increase in operating income of approximately $1,514,000 from the year-ago level. Interest expense, as a result of higher interest rates, increased approximately $29,000 when compared with last year.

        In summary, the improvement in income before income tax can be attributed to increases in the levels of occupancy and guest spending, and improvements in operating efficiencies that resulted from the economies of scale typically associated with higher business volumes.

Financial Condition

        During the period, the Company's net working capital position improved $2,901,057, from a deficit $348,393 at December 31, 1994 to $2,552,664 at March
31, 1995. Operating cash flow during the first quarter is at its highest level for the year and results in greater liquidity during that period. For the balance of the year, operating levels and existing credit facilities should provide adequate liquidity to meet the Company's cash requirements.

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

         Registrant is not currently involved in lawsuits other than ordinary routine litigation incidental to its business.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Pursuant to an agreement with the SEC staff, included in this 10-Q filing are unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation for the quarters ended March 31, 1995 and 1994.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit 27  Financial Data Schedule (For SEC Purposes Only)

         (b) Reports on Form 8-K

             None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               GOLF HOST RESORTS, INC.




     Date:  May 10, l995                       By:  /s/ R. S. Ferreira
          ---------------------                   -----------------------------
                                                  Richard S. Ferreira
                                                  Executive Vice President
                                                  Chief Financial Officer




     Date:  May 10, l995                       By:  /s/ A. S. Herzog
          ---------------------                   -----------------------------
                                                  A. Stephen Herzog
                                                  Vice President and Controller
                                                  Chief Accounting Officer




     Date:  May 10, l995                       By:  /s/ R. L. Akin
          --------------------                    -----------------------------
                                                  Richard L. Akin
                                                  Vice President
                                                  and Treasurer

                         RENTAL POOL LEASE OPERATIONS



The following unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation (the Rental Pools) are for the quarters ended March 31, 1995 and 1994.

The operations of the Rental Pools are tied closely to that of Golf Host Resorts, Inc. (the Company), and provide for distribution of a percentage of the Company's room revenues, as defined in the Rental Pool Master Lease Agreements, to participating condominium owners (Participants).

The operations of the Rental Pools are more fully discussed in Form 10-K, for the fiscal year ended December 31, 1994 (File No. 2-64309).

                    INNISBROOK RENTAL POOL LEASE OPERATION
                                BALANCE SHEETS
                            MARCH 31, 1995 AND 1994

                               DISTRIBUTION FUND

                                                                                                     1995                    1994
                                                                                                   ---------              ----------
                                                              ASSETS

RECEIVABLE FROM GOLF HOST RESORTS, INC.
  FOR DISTRIBUTION - FULLY SECURED                                                               $3,282,973               $2,609,132
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND                                                     10,463                    5,135
                                                                                                 ----------               ----------
                                                                                                 $3,293,436               $2,614,267
                                                                                                 ==========               ==========


                                            LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                                                             $2,939,306               $2,425,210
DUE TO MAINTENANCE ESCROW FUND                                                                      224,130                  189,057
DUE TO GOLF HOST RESORTS, INC. FOR
  LIFE-SAFETY EQUIPMENT                                                                             130,000                     -
PARTICIPANTS' FUND BALANCES                                                                            -                        -
                                                                                                 ----------               ----------
                                                                                                 $3,293,436               $2,614,267
                                                                                                 ==========               ==========


                                                      MAINTENANCE ESCROW FUND

                                                              ASSETS

CASH AND CASH EQUIVALENTS                                                                        $  966,547               $  768,110
INVENTORIES                                                                                             251                   82,054
RECEIVABLE FROM DISTRIBUTION FUND                                                                   224,130                  189,057
INTEREST RECEIVABLE                                                                                  15,600                   12,964
                                                                                                 ----------               ----------
                                                                                                 $1,206,528               $1,052,185
                                                                                                 ==========               ==========


                                            LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                                                                 $      (49)              $   58,941
INTEREST PAYABLE TO DISTRIBUTION FUND                                                                10,463                    5,135
CARPET CARE RESERVE                                                                                  67,847                   82,278
PARTICIPANTS' FUND BALANCES                                                                       1,128,267                  905,831
                                                                                                 ----------               ----------
                                                                                                 $1,206,528               $1,052,185
                                                                                                 ==========               ==========



These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                    INNISBROOK RENTAL POOL LEASE OPERATION
                           STATEMENTS OF OPERATIONS
                FOR THE QUARTERS ENDED MARCH 31, 1995 AND 1994

                               DISTRIBUTION FUND

                                                 Quarters ended March 31,
                                                 -------------------------

                                                     1995          1994
                                                 -----------    -----------
GROSS REVENUES                                   $ 6,222,708    $ 5,020,052
                                                 -----------    -----------

DEDUCTIONS:
  Agents' commissions                                101,028        168,289
  Audit fees                                           2,850          2,850
                                                 -----------    -----------
                                                     103,878        171,139
                                                 -----------    -----------

ADJUSTED GROSS REVENUES                            6,118,830      4,848,913
MANAGEMENT FEE                                    (2,875,850)    (2,278,990)
                                                 -----------    -----------
GROSS INCOME DISTRIBUTION                          3,242,980      2,569,923

ADJUSTMENTS TO GROSS INCOME
  DISTRIBUTION:
    Corporate complimentary occupancy fees             1,444          1,953
    Occupancy fees                                  (448,251)      (378,107)
    Advisory Committee expenses                      (20,412)       (23,133)
    Life-safety reimbursement                       (130,000)          -
                                                 -----------    -----------

NET INCOME DISTRIBUTION                            2,645,761      2,170,636

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
    Occupancy fees                                   448,251        378,107
    Hospitality suite fees                             1,958          4,752
    Greens fees                                       37,668         35,662
    Additional participation credit                   19,335         19,975
                                                 -----------    -----------

AMOUNT AVAILABLE FOR DISTRIBUTION
    TO PARTICIPANTS                              $ 3,152,973    $ 2,609,132
                                                 ===========    ===========


  Average daily distribution                     $     41.62    $     34.12
  Average room rate                              $    132.47    $    126.80
  Room nights                                         46,973         39,590
  Occupancy percentage                                 62.0%           51.8%
  Average number of available units                      842            850

  These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                    INNISBROOK RENTAL POOL LEASE OPERATION
             STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
                FOR THE QUARTERS ENDED MARCH 31, 1995 AND 1994

                               DISTRIBUTION FUND

                                                               Quarters ended March 31,
                                                         -------------------------------------
                                                            1995                      1994
                                                         -----------               -----------
BALANCE, beginning of period                             $      -                  $      -

ADDITIONS:
  Amounts available for distribution
    before life-safety reimbursement                       3,282,973                 2,609,132
  Interest received or receivable from
    Maintenance Escrow Fund                                   10,463                     5,135

REDUCTIONS:
  Amounts withheld for Maintenance Escrow Fund              (224,130)                 (189,057)
  Amounts due Golf Host Resorts, Inc. for
    life-safety reimbursement                               (130,000)                     -
  Amounts accrued or paid to participants                 (2,939,306)               (2,425,210)
                                                         -----------               -----------

BALANCE, end of period                                   $      -                  $      -
                                                         ===========               ===========

                            MAINTENANCE ESCROW FUND

                                                               Quarters ended March 31,
                                                         -------------------------------------
                                                            1995                      1994
                                                         -----------               -----------
BALANCE, beginning of period                             $   851,207               $   733,465

ADDITIONS:
  Amounts withheld from occupancy fees                       224,130                   189,057
  Interest earned                                             10,463                     5,135
  Charges to participants to establish
    or restore escrow balances                               219,543                   190,515

REDUCTIONS:
  Maintenance charges                                       (155,296)                 (182,298)
  Carpet care reserve deposit                                 (4,486)                  (15,124)
  Interest accrued or paid to
  Distribution Fund                                          (10,463)                   (5,135)
  Refunds to participants as prescribed by
    the Master Lease Agreement                                (6,831)                   (9,784)
                                                         -----------               -----------

BALANCE, end of period                                   $ 1,128,267               $   905,831
                                                         ===========               -----------

  These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                     TAMARRON RENTAL POOL LEASE OPERATION
                                BALANCE SHEETS
                            MARCH 31, 1995 AND 1994

                               DISTRIBUTION FUND

                                                                                                       1995                   1994
                                                                                                     --------               --------
                                                              ASSETS

CASH                                                                                                 $  1,000               $  1,000
RECEIVABLE FROM GOLF HOST RESORTS, INC.
  FOR DISTRIBUTION                                                                                    270,667                225,572
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND                                                        2,309                  1,158
                                                                                                     --------               --------
                                                                                                     $273,976               $227,730
                                                                                                     ========               ========


                                            LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                                                                 $224,799               $180,813
DUE TO MAINTENANCE ESCROW FUND                                                                         49,177                 46,917
PARTICIPANTS' FUND BALANCES                                                                              -                      -
                                                                                                     --------               --------
                                                                                                     $273,976               $227,730
                                                                                                     ========               ========


                                                      MAINTENANCE ESCROW FUND

                                                              ASSETS

CASH AND CASH EQUIVALENTS                                                                            $216,804               $178,737
DUE FROM DISTRIBUTION FUND                                                                             49,177                 46,917
INVENTORY:
  Linen                                                                                                61,887                 40,804
  Materials and supplies                                                                               17,833                 12,008
DEPOSITS                                                                                               86,500                   -
                                                                                                     --------               --------
                                                                                                     $432,201               $278,466
                                                                                                     ========               ========


                                            LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                                                                     $    913               $ 10,043
INTEREST PAYABLE TO DISTRIBUTION FUND                                                                   2,309                  1,158
PARTICIPANTS' FUND BALANCES                                                                           428,979                267,265
                                                                                                     --------               --------
                                                                                                     $432,201               $278,466
                                                                                                     ========               ========


These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                     TAMARRON RENTAL POOL LEASE OPERATION
                           STATEMENTS OF OPERATIONS
                FOR THE QUARTERS ENDED MARCH 31, 1995 AND 1994

                               DISTRIBUTION FUND

                                                                          1995                      1994
                                                                      -----------               -----------
GROSS REVENUES                                                         $ 614,918                 $ 512,145
                                                                       ---------                 ---------

DEDUCTIONS:
  Agents' commissions                                                     17,258                    16,901
  Sales and marketing expenses                                            55,343                    43,527
  Audit fees                                                               2,451                     2,450
                                                                       ---------                 ---------
                                                                          75,052                    62,878
                                                                       ---------                 ---------

ADJUSTED GROSS REVENUES                                                  539,866                   449,267
MANAGEMENT FEE                                                          (269,933)                 (224,634)
                                                                       ---------                 ---------
GROSS INCOME DISTRIBUTION                                                269,933                   224,633

ADJUSTMENTS TO GROSS INCOME
  DISTRIBUTION:
    Corporate complimentary occupancy fees                                   734                       939
    Occupancy fees                                                       (74,111)                  (60,957)
    Designated items                                                      (9,597)                  (14,368)
    Advisory Committee expenses                                           (1,524)                   (1,070)
                                                                       ---------                 ---------

POOLED INCOME                                                            185,435                   149,177

ADJUSTMENTS TO POOLED INCOME:
    Hospitality suite fees                                                  -                         -
    Occupancy fees                                                        74,111                    60,957
                                                                       ---------                 ---------

NET INCOME DISTRIBUTION                                                $ 259,546                 $ 210,134
                                                                       =========                 =========



  Average daily distribution                                           $   10.55                 $    8.10
  Average room rate                                                    $   66.80                 $   65.42
  Room nights                                                              9,206                     7,829
  Occupancy percentage                                                      37.4%                     30.2%
  Average number of available units                                          273                       288
  Number of units in Rental Pool at 3/31/95                                  289

  These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                     TAMARRON RENTAL POOL LEASE OPERATION
             STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
                FOR THE QUARTERS ENDED MARCH 31, 1995 AND 1994

                               DISTRIBUTION FUND

                                                       1995             1994
                                                     ---------        ---------
BALANCE, beginning of period                         $    -           $    -

ADDITIONS:
  Amounts available for distribution                   259,546          210,134
  Interest received or receivable from
    Maintenance Escrow Fund                              2,309            1,158

REDUCTIONS:
  Amounts withheld for Maintenance Escrow Fund         (37,056)         (30,479)
    Amounts accrued or paid to participants           (224,799)        (180,813)
                                                     ---------        ---------

BALANCE, end of period                               $    -           $    -
                                                     =========        =========



                            MAINTENANCE ESCROW FUND

BALANCE, beginning of period                         $ 397,655        $ 258,562

ADDITIONS:
  Amounts withheld from occupancy fees                  37,056           30,479
  Interest earned                                        2,309            1,158
  Reimbursement of designated items                      9,597           14,368
  Charges to participants to establish
    or restore escrow balances                          46,981            6,140

REDUCTIONS:
  Maintenance and inventory charges                    (30,037)         (22,695)
  Refurbishing charges                                  (8,876)            -
  Interest accrued or paid to
    Distribution Fund                                   (2,309)          (1,158)
  Designated items                                      (9,597)         (14,368)
  Refunds to participants as prescribed
    by Master Lease Agreement                          (13,800)          (5,221)
                                                      --------         --------


BALANCE, end of period                                $ 428,979        $ 267,265
                                                      =========        =========


  These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.