Form 10-Q
period 1995-06-30
GOLF HOST RESORTS INC
filed 1995-08-10
CIK 42429

                                 F O R M   10-Q




                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                             ______________________




               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of The Securities Exchange Act of 1934


                             _____________________



                        For Quarter Ended June 30, 1995


                          Commission File No. 2-64309


                            GOLF HOST RESORTS, INC.

            STATE OF COLORADO EMPLOYER IDENTIFICATION NO. 84-0631130

                Post Office Drawer 3131, Durango, Colorado 81302

                        Telephone Number (303) 259-2000



                   Indicate by check mark whether the registrant
            (1) has filed all reports required to be filed by
            Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for the past 90
            days.          Yes   X            No
                               -----             -----

               Issuer has no common stock subject to this report.

                            GOLF HOST RESORTS, INC.
                                 BALANCE SHEETS
                      JUNE 30, 1995 AND DECEMBER 31, 1994



                                     ASSETS
                  (Substantially all pledged - Notes 2 and 3)


                                                                         June 30,                       December 31,
                                                                           1995                             1994
                                                                       ------------                     ------------
CURRENT ASSETS:
  Cash                                                                 $  2,064,507                     $    824,875
  Accounts and notes receivable                                           4,354,458                        3,871,305
  Inventories and supplies                                                4,414,051                        4,318,522
  Prepaid expenses and other                                              1,268,640                        1,255,488
  Intercompany receivables                                                  926,251                          448,587
                                                                       ------------                     ------------
         Total current assets                                            13,027,907                       10,718,777

LONG-TERM RECEIVABLES, less
  amounts currently due                                                     988,069                        1,088,484
                                                                       ------------                     ------------

PROPERTY AND EQUIPMENT, at cost,
  less accumulated depreciation                                          39,383,007                       38,922,416
                                                                       ------------                     ------------
                                                                       $ 53,398,983                     $ 50,729,677
                                                                       ============                     ============

The accompanying notes are an integral part of these balance sheets. These statements were prepared from the books and records of the Company without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                            GOLF HOST RESORTS, INC.
                                 BALANCE SHEETS
                      JUNE 30, 1995 AND DECEMBER 31, 1994


                    LIABILITIES AND SHAREHOLDERS' INVESTMENT


                                                                          June 30,                      December 31,
                                                                           1995                             1994
                                                                       ------------                     ------------
CURRENT LIABILITIES:
  Notes payable                                                        $        100                     $        100
  Maturing long-term obligations                                          2,080,961                        2,053,566
  Accounts payable                                                        1,984,123                        1,481,701
  Accrued expenses                                                        4,082,622                        4,305,812
  Deposits and prepaid fees                                               2,047,181                        3,084,821
  Intercompany payables                                                       -                                -
                                                                       ------------                     ------------
    Total current liabilities                                            10,194,987                       10,926,000
                                                                       ------------                     ------------

LONG-TERM OBLIGATIONS, less current
  maturities                                                             20,390,567                       21,430,570
                                                                       ------------                     ------------

LONG-TERM INTERCOMPANY                                                    5,320,284                        3,725,158
                                                                       ------------                     ------------

LONG-TERM CONTINGENCY                                                     2,028,104                        1,813,121
                                                                       ------------                     ------------

SHAREHOLDERS' INVESTMENT:
  Common stock, $1 par, 5,000
    shares authorized and out-
    standing                                                                  5,000                            5,000
  5.6% cumulative preferred
    stock, $1 par, 4,577,000
    shares authorized and
    outstanding                                                           4,577,000                        4,577,000
  Other shareholders' investment                                         10,883,041                        8,252,828
                                                                       ------------                     ------------
    Total shareholders' investment                                       15,465,041                       12,834,828
                                                                       ------------                     ------------
                                                                       $ 53,398,983                     $ 50,729,677
                                                                       ============                     ============


The accompanying notes are an integral part of these balance sheets. These statements were prepared from the books and records of the Company without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                            GOLF HOST RESORTS, INC.
                          STATEMENTS OF INCOME (LOSS)
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994


                                              Quarters Ended June 30,                 Six Months Ended June 30,
                                           ------------------------------           -----------------------------

                                               1995               1994                  1995              1994
                                           -----------        -----------           -----------       -----------
REVENUES:
     Hotel                                 $ 4,404,021        $ 4,127,614           $11,241,647       $ 9,659,811
     Food and beverage                       3,918,260          3,511,572             9,007,564         7,363,395
     Golf                                    4,042,575          3,896,355             9,689,099         9,253,558
     Other                                   2,181,998          2,028,840             5,153,392         4,316,050
     Real Estate Activity                        -                  -                     -                 -
                                           -----------        -----------           -----------       -----------

                                            14,546,854         13,564,381            35,091,702        30,592,814
                                           -----------        -----------           -----------       -----------

COSTS AND OPERATING EXPENSES:
     Hotel                                   3,877,351          3,788,257             9,198,504         8,452,954
     Food and beverage                       2,640,127          2,463,350             5,578,855         4,919,898
     Golf                                    1,588,550          1,544,779             3,377,072         3,250,281
     Other                                   4,685,776          4,480,799             9,470,217         8,619,775
     General and administrative                905,313            924,514             2,032,894         1,917,106
     Real Estate Activity                        2,534              -                     2,775             -
                                           -----------        -----------           -----------       -----------

                                            13,699,651         13,201,699            29,660,317        27,160,014
                                           -----------        -----------           -----------       -----------

OPERATING INCOME (LOSS)                        847,203            362,682             5,431,385         3,432,800

INTEREST, NET                                  472,624            517,630             1,026,560         1,042,402
                                           -----------        -----------           -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES              374,579           (154,948)            4,404,825         2,390,398

PARENT INCOME TAX CHARGE (CREDIT)              130,700            (62,800)            1,646,100           894,900
                                           -----------        -----------           -----------       -----------
INCOME (LOSS) BEFORE DIVIDEND
  REQUIREMENTS ON PREFERRED STOCK              243,879            (92,148)            2,758,725         1,495,498

DIVIDEND REQUIREMENTS ON
  PREFERRED STOCK                               63,900             63,900               128,512           128,512
                                           -----------        -----------           -----------       -----------

NET INCOME (LOSS) AVAILABLE
  TO COMMON SHAREHOLDERS                   $   179,979        $  (156,048)          $ 2,630,213       $ 1,366,986
                                           ===========        ===========           ===========       ===========

EARNINGS (LOSS) PER COMMON SHARE           $     36.00        $    (31.21)          $    526.04       $    273.40
                                           ===========        ===========           ===========       ===========


     The accompanying notes are an integral part of these statements. These statements were prepared from the books and records of the Company without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                            GOLF HOST RESORTS, INC.
                     STATEMENTS OF SHAREHOLDERS' INVESTMENT
                  FOR THE EIGHTEEN MONTHS ENDED JUNE 30, 1995



                                                                                           Other Shareholders'
                                     $1 Par Value              5.6% Cumulative                 Investment
                                     Common Stock              Preferred Stock           -----------------------        Total
                                   -----------------      ------------------------       Paid-In       Retained     Shareholders'
                                   Shares     Amount        Shares         Amount        Capital       Earnings      Investment
                                   ------     ------      ----------     ---------      ----------    ----------    ------------
Balance, December 31, 1993          5,000     $5,000       4,577,000     $4,577,000     $2,329,447    $5,785,774     $12,697,221

  Net income available to
    common shareholders              -          -               -              -              -          137,607         137,607
                                    -----     ------       ---------     ----------     ----------    ----------     -----------

Balance, December 31, 1994          5,000      5,000       4,577,000      4,577,000      2,329,447     5,923,381      12,834,828

  Net income available to
    common shareholders              -          -               -              -              -        2,630,213       2,630,213
                                    -----     ------       ---------     ----------     ----------    ----------     -----------

Balance, June 30, 1995              5,000     $5,000       4,577,000     $4,577,000     $2,329,447    $8,553,594     $15,465,041
                                    =====     ======       =========     ==========     ==========    ==========     ===========


        The accompanying notes are an integral part of these statements. These statements were prepared from the books and records of the Company without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                            GOLF HOST RESORTS, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                            SIX MONTHS ENDED JUNE 30,
                                                           ---------------------------

                                                               1995           1994
                                                           -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income before dividend requirements
         on preferred stock                                $ 2,758,725     $ 1,495,498
     Adjustments to reconcile net
         income to net cash flows from
         operating activities:
         Depreciation                                        1,270,200       1,212,600
         Changes in working capital
            other than cash (Note 8)                        (1,927,886)     (1,897,530)
                                                           -----------     -----------
         Net cash flows provided by
            operating activities                             2,101,039         810,568
                                                           -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment                    (1,734,335)     (1,345,846)
     Recovery of cost of property and
         equipment sold                                          3,540          11,497
     Reduction in notes receivable                              73,451          77,993
     Additions in notes receivable                                (749)         (4,042)
                                                           -----------     -----------
         Net cash flows used in investing
            activities                                      (1,658,093)     (1,260,398)
                                                           -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net change in notes payable                                 -            (595,004)
     Increases in long-term obligations                          8,047         305,286
     Decreases in long-term obligations                     (1,021,470)     (1,022,746)
     Increases in long-term intercompany                     1,595,126       1,193,630
     Increases in long-term contingency                        214,983         574,311
                                                           -----------     -----------
         Net cash flows used in
            financing activities                               796,686         455,477
                                                           -----------     -----------

NET DECREASE IN CASH                                         1,239,632           5,647

CASH, BEGINNING OF PERIOD                                      824,875         548,713
                                                           -----------     -----------

CASH, END OF PERIOD                                        $ 2,064,507     $   554,360
                                                           ===========     ===========

Supplemental information on noncash financing and investing activities is included in Note 8.

The accompanying notes are an integral part of these statements. These statements were prepared from the books and records of the Company without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                            GOLF HOST RESORTS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994



(1)      ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         During the quarter, there was no significant change from the 10-K filing of December 31, 1994 except as follows:

         Management Agreement

         Contingent advances during the quarter ended June 30, 1995 totalled $147,000. These advances are reflected on the balance sheet as Long-term Contingency.

         Intercompany Allocations and Advances

         The amounts charged to the registrant for the quarters ended June 30, 1995 and 1994 were $185,000 and $180,000, respectively.

         Participating Rental Units

         Rental pool distributions to the participating condominium owners for the quarters ended June 30, 1995 and 1994 were $2,165,000 and $2,065,000, respectively.

         Employee Benefit Plan

         Company contributions required under the plan for the quarters ended June 30, 1995 and 1994 were $37,000 and $31,000, respectively.

         Financial Statement Presentation

         Certain reclassifications have been made to the December 31, 1993, June 30, 1994 and December 31, 1994 financial statements to conform to the June 30, 1995 presentation.

(2)      LINES OF CREDIT

         During the quarter, there was no significant change from the 10-K filing of December 31, 1994 except as follows:

         Under provisions of the related loan agreements, approximately $3,906,000 was available for immediate use.

(3)      LONG-TERM AND CAPITAL LEASE OBLIGATIONS

         Long-term obligations consist of the following:

                                                             June 30,      December 31,
                                                               1995            1994
                                                           -----------     -----------
         Mortgage notes at varying
            rates, maturing primarily
            from 2006 to 2009                              $19,506,151     $19,890,351

         Equipment revolving credit line
            at prime plus 1%, maturing
            serially from 1997 to 1999                       3,167,767       3,835,670

         Other                                                 338,410         334,115

Unamortized debt discount expense                             (540,800)       (576,000)
                                                           -----------     -----------
                                                            22,471,528      23,484,136

    Less-current maturities                                  2,080,961       2,053,566
                                                           -----------     -----------
                                                           $20,390,567     $21,430,570
                                                           ===========     ===========

         The remainder of Note 3 has not changed significantly from the 10-K filing of December 31, 1994.

(4)      LEASES

         During the quarter, there was no significant change from the 10-K filing of December 31, 1994.

(5)      ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                             June 30,      December 31,
                                                               1995           1994
                                                           -----------     -----------
         Rental pool lease operations                      $ 2,165,000     $ 1,895,688
         Salaries                                            1,239,822       1,244,500
         Taxes, other than income taxes                        390,372         731,278
         Other                                                 287,428         434,346
                                                           -----------     -----------
                                                           $ 4,082,622     $ 4,305,812
                                                           ===========     ===========

(6)      INCOME TAX ALLOCATION AND SHARING POLICY

         During the quarter, there was no significant change from the 10-K filing of December 31, 1994.

(7)      SUPPLEMENTAL CASH FLOW DATA

         The (increases) decreases in working capital other than cash are as follows:

                                                            Six Months Ended June 30,
                                                           ---------------------------
                                                               1995            1994
                                                           -----------     -----------
         Accounts receivable                               $  (454,618)    $  (822,681)
         Inventories and supplies                              (95,529)        150,748
         Prepaid expenses and other                            (13,152)       (263,983)
         Intercompany                                         (606,176)       (693,010)
         Accounts payable                                      502,422          40,912
         Accrued expenses                                     (223,190)        201,010
         Deposits and prepaid fees                          (1,037,643)       (510,526)
                                                           -----------     -----------

                                                           $(1,927,886)    $(1,897,530)
                                                           ===========     ===========


     Noncash Financing Activities:

         The Company satisfied its preferred
            stock dividend liability to
            Golf Hosts, Inc. through the
            intercompany account.                          $   128,512     $   128,512

                            GOLF HOST RESORTS, INC.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Results of Operations

         Occupancy for the quarter, measured in room nights, exceeded the prior year level by almost 2%. On a divisional basis, Innisbrook's gain approached 8% while Tamarron experienced a decline of approximately 18%. Innisbrook achieved substantially its entire improvement in the conference segment. Tamarron's poor performance when compared with the prior year was generally attributable to market concerns over availability of suitable transportation into the Durango area.

         Total revenues increased 7%. On a per occupied room basis, revenues were $309.07 and $292.52 for 1995 and 1994, respectively. Both locations enjoyed improvements in guest spending, with gains of 3% and 12% for Innisbrook and Tamarron, respectively.

         Costs and operating expenses of $13,700,000 amounted to 94% of total revenues compared with 97% for the same period in 1994. The improvement can be attributed to guest spending level increases in excess of the approximate 3% increase in the general price level (CPI-U) and economies of scale typically associated with higher business volumes. For example, general and administrative expenses remained substantially unchanged, notwithstanding an increase in total revenues of almost $1 million. Interest, net, of $473,000 reflects a $45,000 reduction from the year ago level, attributable to interest income from several sources which were partially offset by the increase in the prime rate which impacts certain of the Company's indebtedness.

         For the six month period, occupancy improved 10% from the 1994 level, with Innisbrook achieving a 14% gain while Tamarron experienced a 4% decline. Total revenues increased 15%. Not surprisingly, revenue per occupied room night improved, increasing 4% from the 1994 level to $339.88. Costs and operating expenses were 85% and 89% of total revenues for 1995 and 1994, respectively. Interest, net, although slightly below the prior year level, reflected higher interest rates than a year earlier, with the interest income component of net interest expense accounting for the overall reduction.


Financial Condition

         Net working capital at June 30, 1995 was $2,833,000, representing improvements of $3,040,000 and $1,146,000 from December 31, 1994 and June 30, 1994, respectively. Variances between periods reflect the seasonal nature of the Company's business and are not unusual.

         Based on continuing improvements in operations and the existence of credit facilities with the Company's lenders, resources are expected to be satisfactory to meet the Company's cash requirements.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         Registrant is not currently involved in lawsuits other than ordinary routine litigation incidental to its business.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Pursuant to an agreement with the SEC staff, included in this 10-Q filing are unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation for the quarter and six months ended June 30, 1995.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             1 -- INNISBROOK RENTAL POOL LEASE OPERATION Memorandum of Procedure
                  under Letter Agreement Life-Safety Equipment - March 23, 1993 for Deductions from Rental Pool Distributions

             27 -- Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K

             None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           GOLF HOST RESORTS, INC.




Date:  August 9, 1995                      By:  /s/ R. S. Ferreira
     --------------------                     -------------------------------
                                              Richard S. Ferreira
                                              Executive Vice President
                                              Chief Financial Officer




Date:  August 9, 1995                      By:  /s/ A. S. Herzog
     --------------------                     -------------------------------
                                              A. Stephen Herzog
                                              Vice President and Controller
                                              Chief Accounting Officer




Date:  August 9, 1995                      By:  /s/ R. L. Akin
     -------------------                      -------------------------------
                                              Richard L. Akin
                                              Vice President
                                              and Treasurer