Form 10-Q
period 1995-09-30
GOLF HOST RESORTS INC
filed 1995-11-14
CIK 42429

                                 F O R M   10-Q




                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549





               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of The Securities Exchange Act of 1934





                      For Quarter Ended September 30, l995


                          Commission File No. 2-64309


                            GOLF HOST RESORTS, INC.

            STATE OF COLORADO EMPLOYER IDENTIFICATION NO. 84-0631130

                Post Office Drawer 3131, Durango, Colorado 81302

                        Telephone Number (303) 259-2000



                   Indicate by check mark whether the registrant
            (1) has filed all reports required to be filed by
            Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for the past 90
            days.          Yes   X                No
                              ------                ------

                   Issuer has no common stock subject to this report.



                                Page l of l9

                            GOLF HOST RESORTS, INC.
                                 BALANCE SHEETS
                   SEPTEMBER 30, 1995 AND DECEMBER 31, 1994



                                     ASSETS
                  (Substantially all pledged - Notes 2 and 3)


                                                                       SEPTEMBER 30,                    DECEMBER 31,
                                                                           1995                             1994
                                                                       -------------                    ------------
CURRENT ASSETS:
  Cash                                                                 $    l57,l75                     $    824,875
  Accounts and notes receivable                                           4,736,6l8                        3,87l,305
  Inventories and supplies                                                4,4l7,360                        4,3l8,522
  Prepaid expenses and other                                              l,099,l07                        l,255,488
  Intercompany receivables                                                l,38l,059                          448,587
                                                                       ------------                     ------------
         Total current assets                                            ll,79l,3l9                       l0,7l8,777

LONG-TERM RECEIVABLES, less
  amounts currently due                                                   l,076,046                        l,088,484

PROPERTY AND EQUIPMENT, at cost,
  less accumulated depreciation                                          40,095,430                       38,922,4l6
                                                                       ------------                     ------------
                                                                       $ 52,962,795                     $ 50,729,677
                                                                       ============                     ============



The accompanying notes are an integral part of these balance sheets. These balance sheets were prepared from the books and records of the Company without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                            GOLF HOST RESORTS, INC.
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994



                    LIABILITIES AND SHAREHOLDERS' INVESTMENT



                                                                       SEPTEMBER 30,                    DECEMBER 31,
                                                                           1995                             1994
                                                                       -------------                    ------------
CURRENT LIABILITIES:
  Notes payable                                                        $    663,ll9                     $        l00
  Maturing long-term obligations                                          2,478,975                        2,053,566
  Accounts payable                                                        2,444,386                        l,48l,70l
  Accrued expenses                                                        3,440,893                        4,305,8l2
  Deposits and prepaid fees                                               2,l76,4ll                        3,084,82l
                                                                       ------------                     ------------
    Total current liabilities                                            ll,203,784                       l0,926,000
                                                                       ------------                     ------------
LONG-TERM OBLIGATIONS, less current
  maturities                                                             20,436,9l7                       2l,430,570
                                                                       ------------                     ------------
LONG-TERM INTERCOMPANY                                                    4,892,l94                        3,725,l58
                                                                       ------------                     ------------
LONG-TERM CONTINGENCY                                                     l,933,496                        l,8l3,l2l
                                                                       ------------                     ------------
SHAREHOLDERS' INVESTMENT:
  Common stock, $1 par, 5,000
    shares authorized and out-
    standing                                                                  5,000                            5,000
  5.6% cumulative preferred
    stock, $1 par, 4,577,000
    shares authorized and
    outstanding                                                           4,577,000                        4,577,000
  Other shareholders' investment                                          9,9l4,404                        8,252,828
                                                                       ------------                     ------------
    Total shareholders' investment                                       l4,496,404                       l2,834,828
                                                                       ------------                     ------------
                                                                       $ 52,962,795                     $ 50,729,677
                                                                       ============                     ============


The accompanying notes are an integral part of these balance sheets. These statements were prepared from the books and records of the Company without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                           GOLF HOST RESORTS, INC.
                         STATEMENTS OF INCOME (LOSS)
      FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, L995 AND 1994


                                          QUARTERS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                       ---------------------------------          ---------------------------------
                                           1995                  1994                 1995                 1994
                                       ------------          -----------          -----------          ------------
REVENUES:
   Hotel                               $ 3,665,987           $ 3,794,9l0          $l4,907,634          $l3,454,72l
   Food and beverage                     2,747,333             2,957,069           ll,754,897           l0,320,464
   Golf                                  2,635,659             2,650,400           l2,324,758           ll,903,958
   Other                                 l,9l7,360             l,840,50l            7,070,752            6,l56,55l
   Real estate activities                  397,327               5l0,000              397,327              5l0,000
                                       -----------           -----------          -----------          -----------
                                        ll,363,666            ll,752,880           46,455,368           42,345,694
                                       -----------           -----------          -----------          -----------
COSTS AND OPERATING EXPENSES:
   Hotel                                 3,230,604             3,434,774           l2,429,l08           ll,887,728
   Food and beverage                     2,202,l52             2,257,906            7,78l,007            7,l77,804
   Golf                                  l,303,537             l,280,578            4,680,609            4,530,859
   Other                                 4,3l9,236             4,l58,426           l3,789,455           l2,778,20l
   General and administrative              978,826               892,637            3,0ll,720            2,809,743
   Real estate activities                  23l,l54               332,l3l              233,929              332,l3l
                                       -----------           -----------          -----------          -----------
                                        l2,265,509            l2,356,452           4l,925,828           39,5l6,466
                                       -----------           -----------          -----------          -----------
OPERATING INCOME (LOSS)                   (90l,843)             (603,572)           4,529,540            2,829,228

INTEREST, NET                              528,292               540,568            l,554,852            l,582,970
                                       -----------           -----------          -----------          -----------
INCOME (LOSS) BEFORE INCOME TAX         (l,430,l35)           (l,l44,l40)           2,974,688            l,246,258

PARENT INCOME TAX CHARGE (CREDIT)         (525,400)             (449,000)           l,l20,700              445,900
                                       -----------           -----------          -----------          -----------
NET INCOME (LOSS) BEFORE DIVIDEND
  REQUIREMENTS ON PREFERRED STOCK         (904,735)             (695,l40)           l,853,988              800,358

DIVIDEND REQUIREMENTS ON
  PREFERRED STOCK                           63,900                63,900              l92,4l2              l92,4l2
                                       -----------           -----------          -----------          -----------
NET INCOME (LOSS) AVAILABLE
  TO COMMON SHAREHOLDERS               $  (968,635)          $  (759,040)         $ l,66l,576          $   607,946
                                       ===========           ===========          ===========          ===========
EARNINGS (LOSS) PER COMMON SHARE       $   (l93.73)          $   (l5l.8l)         $    332.32          $    l2l.59
                                       ===========           ===========          ===========          ===========



The accompanying notes are an integral part of these statements. These statements were prepared from the books and records of the Company without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                            GOLF HOST RESORTS, INC.
                     STATEMENTS OF SHAREHOLDERS' INVESTMENT
               FOR THE TWENTY-ONE MONTHS ENDED SEPTEMBER 30, 1995



                                                                                    Other Shareholders'
                                     $l Par Value             5.6% Cumulative           Investment
                                     Common Stock             Preferred Stock      ---------------------          Total
                                  ---------------------   ---------------------    Paid-In      Retained       Shareholders'
                                  Shares         Amount    Shares       Amount     Capital      Earnings        Investment
                                  ------         ------   ---------   ---------    -------      --------       ------------
Balance, December 31, 1993         5,000         $5,000   4,577,000   $4,577,000  $2,329,447   $5,785,774      $ l2,697,22l

  Net income available to
    common shareholders             -              -           -            -           -         l37,607           l37,607
                                   -----          -----   ---------   ----------  ----------   ----------      ------------
Balance, December 31, 1994         5,000          5,000   4,577,000    4,577,000   2,329,447    5,923,38l        l2,834,828
                                   -----          -----   ---------   ----------  ----------   ----------      ------------
  Net income available to
    common shareholders             -              -           -            -           -       l,66l,576         l,66l,576
                                   -----          -----   ---------   ----------  ----------   ----------      ------------
Balance, September 30, 1995        5,000         $5,000   4,577,000   $4,577,000  $2,329,447   $7,584,957      $ l4,496,404
                                   =====         ======   =========   ==========  ==========   ==========      ============





         The accompanying notes are an integral part of these statements. These statements were prepared from the books and records of the Company without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                            GOLF HOST RESORTS, INC.
                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, L995 AND L994

                                                                                             1995              1994
                                                                                          -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income before dividend requirements
         on preferred stock                                                               $ l,853,988       $   800,358
     Adjustments to reconcile net
         income to net cash flows from
         operating activities:
         Depreciation                                                                       l,842,300         l,8l8,900
         Changes in working capital
            other than cash (Note 7)                                                       (2,359,090)       (2,572,8l5)
                                                                                          -----------       -----------
         Net cash flows provided by
            operating activities                                                            l,337,l98            46,443
                                                                                          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment                                                   (3,0l9,066)       (2,22l,950)
     Recovery of cost of property and
         equipment sold                                                                         3,740            l3,097
     Additions to notes receivable                                                           (287,476)          (88,086)
     Reduction in notes receivable                                                            l08,l3l           ll8,969
                                                                                          -----------       -----------
         Net cash flows used in investing
            activities                                                                     (3,l94,67l)       (2,l77,970)
                                                                                          -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Net change in notes payable                                                              663,0l9           927,073
     Increases in long-term obligations                                                     l,300,l65         l,0l8,l86
Decreases in long-term obligations                                                         (l,868,4l0)       (l,4l6,554)
     Increase in long-term intercompany                                                       974,624           67l,605
     Increase in long-term contingency                                                        l20,375           703,524
                                                                                          -----------       -----------
         Net cash flows used in by
            financing activities                                                            l,l89,773         l,903,834
                                                                                          -----------       -----------
NET DECREASE IN CASH                                                                         (667,700)         (227,693)

CASH, BEGINNING OF PERIOD                                                                     824,875           548,7l3
                                                                                          -----------       -----------
CASH, END OF PERIOD                                                                       $   l57,l75       $   32l,020
                                                                                          ===========       ===========

Supplemental information on noncash financing and investing activities is included in Note 7.

The accompanying notes are an integral part of these statements. These statements were prepared from the books and records of the Company without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                            GOLF HOST RESORTS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1994





(1)      ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         During the quarter, there was no significant change from the 10-K filing of December 31, 1994.

         Financial Statement Presentation

         Certain reclassifications have been made to the December 3l, l993, September 30, l994 and December 3l, l994 financial statements to conform to the September 30, l995 presentation.

(2)      LINES OF CREDIT

         During the quarter, there was no significant change from the 10-K filing of December 31, 1994 except as follows:

         Under provisions of the related loan agreements, approximately $3,858,000 was available for immediate use.

(3)      LONG-TERM OBLIGATIONS

            Long-term obligations consist of the following:

                                                                                   September 30,        December 31,
                                                                                       1995                 1994
                                                                                   ------------         ------------
         Mortgage notes at prime to 9%                                             $l8,756,430          $l9,890,35l


         Equipment revolving credit line
            at prime, maturing serially
            from l997 to l999                                                        3,908,950            3,835,670

         Other                                                                         773,9l2              334,ll5

         Unamortized debt discount expense                                            (523,400)            (576,000)
                                                                                   -----------          -----------
                                                                                    22,9l5,892           23,484,l36


    Less-current maturities                                                         (2,478,975)          (2,053,566)
                                                                                   -----------          -----------
                                                                                   $20,436,9l7          $2l,430,570
                                                                                   ===========          ===========

     The remainder of Note 3 has not changed significantly from the 10-K filing of December 31, 1994.

(4)  LEASES

     During the quarter, there was no significant change from the 10-K filing of December 31, 1994.

(5)  ACCRUED EXPENSES

     Accrued expenses consist of the following:


                                                                                   September 30,       December 31,
                                                                                       l995                l994
                                                                                   ------------        ------------
     Rental pool lease distribution                                                $ l,787,045         $ l,895,688
     Salaries                                                                          799,259           l,244,500
     Taxes, other than income taxes                                                    563,448             73l,278
     Other                                                                             29l,l4l             434,346
                                                                                   -----------         -----------
                                                                                   $ 3,440,893         $ 4,305,8l2
                                                                                   ===========         ===========

(6)  INCOME TAX ALLOCATION AND SHARING POLICY

     During the quarter, there was no significant change from the 10-K filing of December 31, 1994.

(7)  SUPPLEMENTAL CASH FLOW DATA

     The (increases) decreases in working capital other than cash are as follows:

                                                                           Nine Months Ended September 30,
                                                                           -------------------------------
                                                                               1995             1994
                                                                           -------------    --------------
     Accounts and notes receivable                                         $   (673,530)    $ (l,30l,064)
     Inventories and supplies                                                   (98,838)        (345,l84)
     Prepaid expenses and other                                                 l56,38l         (266,l50)
     Intercompany                                                              (932,456)        (234,763)
     Accounts payable                                                           962,685           l0,l40
     Accrued expenses                                                          (864,9l9)          2l,649
     Deposits and prepaid fees                                                 (908,4l3)        (457,443)
                                                                           ------------     ------------
                                                                           $ (2,359,090)    $ (2,572,8l5)
                                                                           ============     ============

         Noncash Financing Activities:

            The Company satisfied its preferred
                stock dividend liability to
                Golf Hosts, Inc. through the
                long-term intercompany account.                          $    l92,4l2      $    l92 4l2


         Noncash Investing Activities:

            The Company obtained machinery
                and equipment through a trade-in.                        $    35l,050      $      -

                            GOLF HOST RESORTS, INC.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Results of Operations

          Occupancy for the quarter, measured in room nights, decreased 4.6% from the prior year level. On a divisional basis, Innisbrook experienced an increase of l.8%, while Tamarron's occupancy declined by l4.0%. Tamarron's decrease generally can be attributed to ongoing uncertainty over the availability of airline service into the Durango area. The Company continues to pursue arrangements that will insure sufficient airline seat capacity to the Durango destination.

          On a per occupied room night basis, revenues, excluding those from real estate activities, increased 2.2%, from $257.22 to $262.88. The modest improvement in the level of spending partially mitigated the impact of the occupancy decline and is reflected in the 3.3% decrease in total revenues. On a divisional basis, resort spending per occupied room night was $252.72 compared with $236.77 a year earlier for Innisbrook and $280.62 compared with $287.36 a year earlier for Tamarron.

          Costs and operating expenses were l07.9% of revenues compared with l05.l% a year earlier. The increase in the costs and operating expenses percentage generally can be attributed to lost economies of scale typically associated with lower operating levels. Interest expense, net, was down slightly from the year-ago level, with the contributing factors being individually insignificant.

          For the year, occupancy, measured in room nights, was 5.4% ahead of the year-ago level. Total revenues were approximately $4,ll0,000 ahead of the level of a year ago. On a per occupied room night basis, revenue, excluding real estate activities, increased 4.4%, from $304.26 to $3l7.72. On a comparative basis, costs and operating expenses were 90.2% and 93.3% of revenues for l995 and l994, respectively.

Financial Condition

          Net working capital at September 30, l995 was $587,535 compared with a deficit $207,223 at December 3l, l994 and $889,786 at September 30, l994. Variances between periods are not unusual and reflect the seasonal nature of the Company's operations.

          Based upon current operating projections and the existence of various credit facilities with the Company's lenders, available resources are expected to satisfactorily meet the Company's cash requirements.





                                    Page l0

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

         Registrant is not currently involved in lawsuits other than ordinary routine litigation incidental to its business.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Pursuant to an agreement with the SEC staff, included in this 10-Q filing are unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation for the quarter and nine months ended September 30, 1995.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             27 Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K

             None





                                    Page ll

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               GOLF HOST RESORTS, INC.




Date:  November l4, l995                       By:    /s/ R. S. Ferreira
     -------------------                          -----------------------------
                                                  Richard S. Ferreira
                                                  Executive Vice President
                                                  Chief Financial Officer




Date:  November l4, l995                       By:    /s/ A. S. Herzog
     -------------------                          -----------------------------
                                                  A. Stephen Herzog
                                                  Vice President and Controller
                                                  Chief Accounting Officer




Date:  November l4, l995                       By:    /s/ R. L. Akin
     -------------------                          -----------------------------
                                                  Richard L. Akin
                                                  Vice President
                                                  and Treasurer





                                    Page l2

                          RENTAL POOL LEASE OPERATIONS



The following unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation (the Rental Pools) are for the quarter and nine months ended September 30, 1995.

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








                                   Page l3

             INNISBROOK RENTAL POOL LEASE OPERATION BALANCE SHEETS
                          SEPTEMBER 30, 1995 AND 1994

                               DISTRIBUTION FUND

                                                                                               1995             1994
                                                                                            ----------       ----------
                                                          ASSETS


RECEIVABLE FROM GOLF HOST RESORTS, INC.
  FOR DISTRIBUTION - FULLY SECURED                                                          $l,007,l59       $l,005,640
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND                                                l6,870            7,487
                                                                                            ----------       ----------
                                                                                            $l,024,029       $l,0l3,l27
                                                                                            ==========       ==========

                                       LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                                                        $  894,3l8       $  886,6l8
DUE TO MAINTENANCE ESCROW FUND                                                                 l29,7ll          l26,509
PARTICIPANTS' FUND BALANCES                                                                       -                -
                                                                                            ----------       ----------
                                                                                            $l,024,029       $l,0l3,l27
                                                                                            ==========       ==========

                                                 MAINTENANCE ESCROW FUND

                                                          ASSETS

CASH AND CASH EQUIVALENTS                                                                   $l,2ll,979       $  836,924
INVENTORIES                                                                                        25l            l,349
RECEIVABLE FROM DISTRIBUTION FUND                                                              l29,7ll          l26,509
INTEREST RECEIVABLE                                                                             22,529            8,942
                                                                                            ----------       ----------
                                                                                            $l,364,470       $  973,724
                                                                                            ==========       ==========

                                       LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                                                            $  l00,082       $      888
INTEREST PAYABLE TO DISTRIBUTION FUND                                                           l6,870            7,487
CARPET CARE RESERVE                                                                             52,534           7l,570
PARTICIPANTS' FUND BALANCES                                                                  l,l94,984          893,779
                                                                                            ----------       ----------
                                                                                            $l,364,470       $  973,724
                                                                                            ==========       ==========



These balance sheets were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.


                                    Page l4

                     INNISBROOK RENTAL POOL LEASE OPERATION
                            STATEMENTS OF OPERATIONS
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                               DISTRIBUTION FUND

                                                 CURRENT QUARTER                               YEAR-TO-DATE
                                        ---------------------------------            ------------------------------
                                            1995                 1994                    1995               1994
                                        -----------          ------------            -----------        -----------
GROSS REVENUES                          $ l,903,330          $ l,928,304             $ll,670,7l6        $l0,ll7,540
                                        -----------          -----------             -----------        -----------
REDUCTIONS:
  Agents' commissions                         7,594               47,24l                 249,072            3l7,669
  Audit fees                                  3,l00                2,850                   8,950              8,550
                                        -----------          -----------             -----------        -----------
                                             l0,694               50,09l                 258,022            326,2l9
                                        -----------          -----------             -----------        -----------
ADJUSTED GROSS REVENUES                   l,892,636            l,878,2l3              ll,4l2,694          9,79l,32l
MANAGEMENT FEE                             (889,539)            (882,76l)             (5,363,966)        (4,60l,922)
                                        -----------          -----------             -----------        -----------
GROSS INCOME DISTRIBUTION                 l,003,097              995,452               6,048,728          5,l89,399

ADJUSTMENTS TO GROSS INCOME
  DISTRIBUTION:
   Corporate complimentary
      occupancy fees                          l,894                l,725                   5,l04              5,267
   Occupancy fees                          (259,4l2)            (253,0l4)             (l,072,828)          (964,078)
   Advisory Committee expenses              (22,504)             (2l,922)                (64,24l)           (64,809)
   Life-safety reimbursement                 (3,000)               -                    (l69,000)             -
                                        -----------          -----------             -----------        -----------
NET INCOME DISTRIBUTION                     720,075              722,24l               4,747,763          4,l65,779

ADJUSTMENTS TO NET INCOME
  DISTRIBUTION:
  Occupancy fees                            259,4l2              253,0l4               l,072,828            964,078
  Hospitality suite fees                       -                   l,7l7                   2,727             l0,8l3
  Greens fees                                 8,942                9,l23                  70,0l8             66,603
  Additional participation credit            l8,730               l9,545                  56,995             59,255
                                        -----------          -----------             -----------        -----------
AMOUNT AVAILABLE FOR DISTRIBUTION
  TO PARTICIPANTS                       $ l,007,l59          $ l,005,640             $ 5,950,33l        $ 5,266,528
                                        ===========          ===========             ===========        ===========

  Average daily distribution            $     ll.39          $     ll.37             $     24.09        $     2l.04
  Average room rate                     $     7l.77          $     74.03             $    l04.98        $    l00.62
  Room nights                                26,5l9               26,048                 lll,l7l            l00,553
  Occupancy percentage                         30.0%                29.4%                   45.0%              40.2%
  Average number of available units             96l                  962                     905                9l7


These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                                    Page l5

                     INNISBROOK RENTAL POOL LEASE OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                               DISTRIBUTION FUND

                                                               CURRENT QUARTER                        YEAR-TO-DATE
                                                       ------------------------------       ---------------------------------
                                                          1995              1994               1995                  1994
                                                       -----------       ------------       ----------            -----------
BALANCE, beginning of period                           $      -          $      -           $      -              $      -

ADDITIONS:
  Amounts available for distribution                     l,007,l59         l,005,640          5,950,33l             5,266,528
  Interest received or receivable from
  Maintenance Escrow Fund                                   l6,870             7,487             4l,64l                l9,350

REDUCTIONS:
  Amounts withheld for Maintenance Escrow Fund            (l29,7ll)         (l26,509)          (536,428)             (482,048)
  Amounts accrued or paid to participants                 (894,3l8)         (886,6l8)        (5,455,544)           (4,803,830)
                                                       -----------       -----------        -----------           -----------
BALANCE, end of period                                 $      -          $      -           $      -              $      -
                                                       ===========       ===========        ===========           ===========

                                                     MAINTENANCE ESCROW FUND

BALANCE, beginning of period                           $ l,36l,622       $   800,075        $   85l,207           $   733,465

ADDITIONS:
  Amounts withheld from occupancy fees                     l29,7ll           l26,509            536,428               482,048
  Interest earned                                           l6,870             7,487             4l,64l                l9,350
  Charges to participants to establish
    or restore escrow balances                             343,496           250,74l          l,060,337               583,532

REDUCTIONS:
  Maintenance charges                                     (607,l47)         (259,7l2)        (l,l96,l39)             (824,969)
  Carpet care reserve deposit                               (2,598)          (l0,l20)           (l0,739)              (38,562)
  Interest accrued or paid to
    Distribution Fund                                      (l6,870)           (7,487)           (4l,64l)              (l9,350)
  Refunds to participants as prescribed
    by Master Lease Agreement                              (30,l00)          (l3,7l4)           (46,ll0)              (4l,735)
                                                       -----------       -----------        -----------           -----------
BALANCE, end of period                                 $ l,l94,984       $   893,779        $ l,l94,984           $   893,779
                                                       ===========       ===========        ===========           ===========



These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.




                                    Page l6

                     TAMARRON RENTAL POOL LEASE OPERATION
                                BALANCE SHEETS
                         SEPTEMBER 30, 1995 AND 1994

                               DISTRIBUTION FUND

                                                                                                 1995             1994
                                                                                               ----------      ----------
                                                          ASSETS

CASH                                                                                           $    l,000      $    l,000
RECEIVABLE FROM GOLF HOST RESORTS, INC.
  FOR DISTRIBUTION                                                                                779,886         802,7ll
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND                                                    l,424           l,l08
                                                                                               ----------      ----------
                                                                                               $  782,3l0      $  804,8l9
                                                                                               ==========      ==========

                                       LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                                                           $  703,7ll      $  7l6,709
DUE TO MAINTENANCE ESCROW FUND                                                                     78,599          88,ll0
PARTICIPANTS' FUND BALANCES                                                                          -               -
                                                                                               ----------      ----------
                                                                                               $  782,3l0      $  804,8l9
                                                                                               ==========      ==========

                                                 MAINTENANCE ESCROW FUND

                                                          ASSETS

CASH AND CASH EQUIVALENTS                                                                      $  l28,262      $  l60,3l2
DUE FROM DISTRIBUTION FUND                                                                         78,599          88,ll0
INTEREST RECEIVABLE                                                                                 l,277            -
INVENTORY:
  Linen                                                                                            98,965          57,395
  Materials and supplies                                                                           l0,l5l          l4,l08
DEPOSITS                                                                                           60,209            -
                                                                                               ----------      ----------
                                                                                               $  377,463      $  3l9,925
                                                                                               ==========      ==========

                                       LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                                                               $      560      $    7,64l
INTEREST PAYABLE TO DISTRIBUTION FUND                                                               l,424           l,l08

PARTICIPANTS' FUND BALANCES                                                                       375,479         3ll,l76
                                                                                               ----------      ----------
                                                                                               $  377,463      $  3l9,925
                                                                                               ==========      ==========


These balance sheets were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.


                                    Page l7

                      TAMARRON RENTAL POOL LEASE OPERATION
                            STATEMENTS OF OPERATIONS
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                               DISTRIBUTION FUND

                                              CURRENT QUARTER                    YEAR-TO-DATE
                                       ---------------------------     -----------------------------
                                           1995            1994            1995              1994
                                       -----------     -----------     -----------       -----------
GROSS REVENUES                         $ l,762,657     $ l,866,606     $ 3,236,9l8       $ 3,337,l8l
                                       -----------     -----------     -----------       -----------
REDUCTIONS:
  Agents' commissions                       42,084          60,425          90,805           l37,828
  Sales and marketing expenses             l58,639         20l,59l         29l,323           3l7,033
  Audit fees                                 2,709           2,450           7,689             7,35l
                                       -----------     -----------     -----------       -----------
                                           203,432         264,466         389,8l7           462,2l2
                                       -----------     -----------     -----------       -----------
ADJUSTED GROSS REVENUES                  l,559,225       l,602,l40       2,847,l0l         2,874,969
MANAGEMENT FEE                            (779,6l2)       (80l,070)     (l,423,550)       (l,437,485)
                                       -----------     -----------     -----------       -----------
GROSS INCOME DISTRIBUTION                  779,6l3         80l,070       l,423,55l         l,437,484

ADJUSTMENTS TO GROSS INCOME
  DISTRIBUTION:
Corporate complimentary
      occupancy fees                         l,007           l,34l           2,47l             2,956
Occupancy fees                            (l23,223)       (l44,457)       (273,076)         (297,966)
Designated items                           (l5,987)        (l4,8l6)        (50,965)          (40,566)
Advisory Committee expenses                   (733)            (66)         (6,425)           (2,665)
                                       -----------     -----------     -----------       -----------
POOLED INCOME                              640,677         643,072       l,095,556         l,099,243

ADJUSTMENTS TO POOLED INCOME:
  Hospitality suite fees                      -                300             l05               973
  Occupancy fees                           l23,223         l44,457         273,076           297,966
                                       -----------     -----------     -----------       -----------
NET INCOME DISTRIBUTION                $   763,900     $   787,829     $ l,368,737       $ 1,398,l82
                                       ===========     ===========     ===========       ===========


  Average daily distribution           $     3l.04     $     30.54     $     l8.27       $     l7.86
  Average room rate                    $    ll5.99     $    l05.68     $     95.79       $     90.32
  Room nights                               l5,l97          l7,662          33,79l            36,947
  Occupancy percentage                        6l.8%           68.5%           45.l%             47.2%
  Average number of available units            267             280             274               287
  Number of units in Rental Pool
    at 9/30/95                                 29l             -               -                 -


     These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.


                                    Page l8

                      TAMARRON RENTAL POOL LEASE OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                         Current Quarter                             Year-to-Date
                                                 -----------------------------            ---------------------------------
                                                     1995              1994                   1995                1994
                                                 ----------        -----------            ----------          -------------
DISTRIBUTION FUND:

BALANCE, beginning of period                     $      -          $      -               $      -            $      -

ADDITIONS:
  Amounts available for distribution                 763,900           787,829              l,368,736           l,398,l82
  Interest received or receivable from
    Maintenance Escrow Fund                            l,424             l,l08                  4,254               3,734

REDUCTIONS:
  Amounts withheld for Maintenance Escrow Fund       (6l,6l3)          (72,228)              (l36,540)           (l48,984)
  Amounts accrued or paid to participants           (703,7ll)         (7l6,709)            (l,236,450)         (l,252,932)
                                                 -----------       -----------            -----------         -----------
BALANCE, end of period                           $      -          $      -               $      -            $      -
                                                 ===========       ===========            ===========         ===========

MAINTENANCE ESCROW FUND:

BALANCE, beginning of period                     $   35l,5l3       $   27l,548            $   397,655         $   258,562

ADDITIONS:
  Amounts withheld from occupancy fees                6l,6l3            72,228                l36,540             l48,984
  Interest earned                                      l,424             l,l08                  4,254               3,734
  Reimbursement of designated items                   l5,987            l4,8l6                 50,965              40,566
  Charges to participants to establish
    or restore escrow balances                        l2,7l5            ll,954                 89,78l              27,47l

REDUCTIONS:
  Maintenance and inventory charges                  (l9,3l7)          (26,378)              (ll9,974)            (95,468)
  Refurbishing charges                               (27,808)             (203)              (ll0,586)               (464)
  Interest accrued or paid to
     Distribution Fund                                (l,424)           (l,l08)                (4,254)             (3,734)
  Designated items                                   (l5,987)          (l4,8l6)               (50,965)            (40,566)
  Refunds to participants as prescribed
    by Master Lease Agreement                         (3,237)          (l7,973)               (l7,937)            (27,909)
                                                 -----------       -----------            -----------         -----------
BALANCE, end of period                           $   375,479       $   3ll,l76            $   375,479         $   3ll,l76
                                                 ===========       ===========            ===========         ===========





These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.


                                    Page l9