Form 10-K
period 1995-12-31
GOLF HOST RESORTS INC
filed 1996-03-29
CIK 42429

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ______________________

                                 ANNUAL REPORT

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

                          Commission File No. 2-64309

                            GOLF HOST RESORTS, INC.

         State of Colorado      Employer Identification No. 84-0631130

                 Post Office Box 3131, Durango, Colorado 81302

                        Telephone Number (303) 259-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                                      None

Indicate by check mark whether the registrant

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

(2)  has been subject to such filing requirements for the past 90 days.

             Yes     X                                No
                  -------                                -------

               Issuer has no common stock subject to this report.

                                     PART I

Item  1.           Business

                           Golf Host Resorts, Inc. (the Company) is engaged in
                   the operation of Innisbrook Hilton Resort in Tarpon Springs, Florida (Innisbrook) and Tamarron Hilton Resort in Durango, Colorado (Tamarron). Tamarron and Innisbrook (the Resorts) offer hotel accommodations, restaurant and conference facilities, and recreational activities including golf, skiing, swimming and tennis. Both resorts are managed by Hilton Hotels Corporation under long-term management agreements. The majority of the condominium apartment owners at the Resorts provide such apartments as hotel accommodations under rental pool lease operations. The Resorts are the lessees under the lease operation agreements, which provide for the distribution of a percentage of room revenues, as defined, to participating condominium owners. Accordingly, the Company does not bear the expenses of financing as well as certain operating costs of the rental units.

                   Condominium apartment ownership, simply stated, is a realty subdivision in which the individual "lots" are apartment units. Instead of owning a plot of ground, the owner owns the air space where his condominium apartment unit is located. This leaves substantial properties in interest which are not individually owned, e.g., the underlying land, roadways, foundations, exterior wall and roofs, garden areas, utility lines, et cetera. These areas are termed "common property" or "common elements" and each owner has an undivided fractional interest in such property. The owners establish an "Association of Condominium Owners" to administer and maintain such property and to conduct the business of the owners, such as maintaining insurance on the real property, upkeep of the structures, maintenance of the grounds, and provisions for certain utilities. The Association assesses fees to defray such expenses and to establish necessary reserves. Such charges if not timely paid may constitute a lien upon the separate condominium apartment units. Each owner must pay ad valorem property taxes, and assessments for electricity, and as to such matters is independent of the other unit owners. These expenses would be incurred by owners of condominium units, regardless of an election not to participate in the rental pool. With respect to governing the affairs of the Association, which is subject to state statutes, the participating unit owners are accorded one (1) vote per condominium unit owned.

                           In addition to room rentals, the Company receives
                   significant revenue from food and beverage sales and from golf operations (primarily golf fees and merchandise sales). Also, during 1994, the Company undertook the development of nine residential homesites at Tamarron. These homesites are identified as Estates at Tamarron-Highpoint. Three of the homesites were sold and closed during 1994 and five during 1995. During 1995, the Company began a second development of nine residential homesites, Estates at Tamarron-Pine Ridge. Construction of required improvements has not commenced and none of the sites have been sold.

     The percentages of the foregoing revenues to total revenues are as follows:

                   REVENUES                                                     1995             1994             1993
                                                                              --------         --------         --------
                   Hotel                                                       31.8%            32.1%            31.1%
                   Food and Beverage                                           25.4             24.8             23.4
                   Golf                                                        27.8             28.8             31.5
                   Other                                                       13.0             12.8             14.1
                   Real Estate Activities                                       2.0              1.5              --
                                                                              ------           ------           ------
                                    Total                                     100.0%           100.0%           100.0%
                                                                              ======           ======           ======

                           The Company hosts more than a thousand conferences
                   or related group meetings each year and its clients come from a variety of industries. Accordingly, the loss of a single client or a few clients would have no significant adverse effect on the Company's business.

                           The conference-oriented resort business is quite
                   competitive; however, the Company has established itself as a leader in its industry and enjoys an excellent reputation with its clients. Its major competitors are other conference and golf-oriented resorts throughout the country.

                           The Resorts are seasonal, with Innisbrook's peak
                   season being in the winter and spring and Tamarron's being in the summer.

                           The Company has, on average, approximately 1,250
                   employees (950 at Innisbrook and 300 at Tamarron).

Item  2.           Description of Properties

                           Innisbrook is a condominium resort project situated
                   on approximately 850 acres of land located in the northern portion of Pinellas County, Florida, near the Gulf of Mexico. It is north of Clearwater (approximately 9 miles) and west of Tampa (approximately 20 miles). There are 938 condominium units, 36 of which are strictly residential, with the balance eligible for rental pool participation. Of these units, 755, on average, participate in the rental pool. The resort complex includes 63 holes of golf; two driving ranges; three clubhouses with retail golf, food and beverage outlets; three conference and exhibit buildings; six swimming pools; a recreation center; tennis facility and numerous administrative and support structures.

                           Tamarron is a condominium resort project situated on
                   approximately 730 acres of land located in the northern portion of La Plata County, Colorado. It is north of Durango (approximately 18 miles) and south of Silverton (approximately 28 miles). The property is surrounded on three sides by the San Juan National Forest and is readily accessible via U.S. Highway 550.

                           There are 381 condominium units, all of which are
                   eligible for rental pool participation. Approximately 290 units, on average, participate in the rental pool. The resort complex includes 18 holes of golf; a driving range; an indoor swimming pool; several restaurants and lounges; a conference facility; a tennis complex and numerous administrative and support facilites and structures.

                           During 1994 and 1995, approximately 24 acres of land
                   at Tamarron were set aside for the Estates at Tamarron residential homesite development.

                           At December 31, 1995, the properties are encumbered
                   by various mortgages totalling approximately $18,810,140. Reference is made to Note 3 of Notes to Financial Statements of Golf Host Resorts, Inc. contained elsewhere in this filing for a more detailed description of these mortgages.

Item  3.           Legal Proceedings

                           The Company is not currently involved in lawsuits
                   other than ordinary routine litigation incidental to its business.

Item  4.           Submission of Matters to a Vote of Security Holders

                           Not applicable

                                    PART II

Item  5.           Market for Registrant's Common Equity and Related
                   Stockholder Matters

                           There are a total of 1,283 condominium units
                   allowing rental pool participation by their owners, of which 1,281 have been sold. Of the units sold, 1,261 were sold under Registration Statements effective through March 1, 1983. The remaining 20 units were sold via private offerings exempt from registration with the Securities and Exchange Commission. The condominium units which have been sold are owned by 1,147 individuals.

                           The condominium units sold by the Company are deemed
                   to be securities because of the rental pool feature (see
                   Item 1); however, there is no market for such securities other than the normal real estate market.

                           Since the security is real estate, no dividends have
                   been paid or will be paid.

                            GOLF HOST RESORTS, INC.



Item 6.  Selected Financial Data



         The following selected financial data are not covered by the report of independent certified public accountants. This summary should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K.


                                                               Year Ended December 31,
                             ------------------------------------------------------------------------------------------
                                 1995                 1994                 1993               1992              1991
                             -----------          -----------          -----------        -----------       -----------
OPERATING REVENUE            $57,568,773          $53,510,130          $45,934,290        $50,924,925       $55,200,063
                             ===========          ===========          ===========        ===========       ===========
NET INCOME (LOSS)
  AVAILABLE TO COMMON
  SHAREHOLDERS               $ 1,119,605          $   137,607          $  (794,374)       $   626,874       $   293,688
                             ===========          ===========          ===========        ===========       ===========
NET INCOME (LOSS)
  PER COMMON SHARE           $    223.92          $     27.52          $   (158.87)       $    125.38       $     58.74
                             ===========          ===========          ===========        ===========       ===========

TOTAL ASSETS                 $52,822,127          $50,579,114          $49,278,940        $51,330,483       $51,582,231
                             ===========          ===========          ===========        ===========       ===========
LONG-TERM
  OBLIGATIONS                $30,001,491          $28,861,345          $28,825,440        $30,083,567       $31,049.021
                             ===========          ===========          ===========        ===========       ===========
CASH DIVIDENDS
  PER COMMON
  SHARE                      $     --             $     --             $     --           $     --          $      --
                             ===========          ===========          ===========        ===========       ===========

Item  7.           Management's Discussion and Analysis of Financial Condition
                     and Results of Operations

                   Results of Operations

    Guest occupancy during the last three years, measured by room nights, was as follows:

                                                                     Total                            % Change
                                                                    -------                           --------
                                    1995                            177,059                              1.2
                                    1994                            174,967                             18.7
                                    1993                            147,424                            (14.9)

                           Results of Operations for 1995 reflect gains far in
                   excess of the modest change in room nights. Revenues, excluding real estate activities, increased 7% from the year-ago level. On a per occupied room night basis, revenues, excluding real estate activities, were $318.53 compared with $301.36 in 1994, reflecting increases significantly greater than the change in the general price level. Compared with a year earlier, spending, on a divisional basis, increased from $324.79 and $228.29 to $340.92 and $236.89 for Innisbrook and Tamarron, respectively.

                           Real estate activities represents the sale and
                   closing of 5 and 3 residential homesites in 1995 and 1994, respectively.

                           Total revenues of $53,510,130 for 1994 were 16.5%
                   above the 1993 level. Excluding real estate activities, the improvement was 14.8%. On a per occupied room night basis, revenues, excluding real estate, were 3.3% below the 1993 level of $311.58. The decline can be attributed to constraints on available golf starting times and the relatively fixed nature of certain components of the golf and other revenue categories.

                           Costs and operating expenses, excluding real estate
                   activities, were 93.4% and 95.6% of related revenues in 1995 and 1994, respectively. The improvement can be attributed to gains in revenue discussed above. The increase in general and administrative reflects increased incentive compensation earned by management personnel as a result of improved results of operations.

                           Costs and operating expenses, as a percentage of
                   total revenues, were 97.6% in 1993. The improvement in 1994 with respect to this ratio can be attributed to the economies of scale that typically accompany higher levels of occupancy. Additionally, certain of the expenses related to the management contract between Hilton Hotels Corporation
                   (HHC) and the Company had begun to displace expenses that were incurred in earlier years.

                           The increases in interest expense in 1995 over 1994
                   and 1994 over 1993 were generally attributable to increases in the prime rate at which interest on a portion of the Company's debt is based.

                   Financial Condition

                          The Company's net working capital deficit increased
                   by $78,748 from the prior year level. The Company typically operates with deficit working capital without impairing its ability to pay trade vendors in a timely manner and satisfy its financial obligations in an orderly fashion.

                          During 1995, the Company expended approximately
                   $4,129,000 on capital additions, the funding for which came from operations, borrowings and an equipment trade-in.

                          The Company maintains satisfactory relations with
                   several lenders. Liquidity is provided by an accounts receivable credit line of $6,000,000 and a revolving mortgage credit facility of $2,000,000. Specific financing is in place for equipment additions. Amounts available under a loan agreement with Hilton Hotels Corporation were fully drawn at December 31, 1995. For additional information, refer to Notes 3 and 8 of Notes to Financial Statements of Golf Host Resorts, Inc., contained elsewhere in this Form 10-K filing.

                          Based on current forecasts of operating levels and
                   the existence of credit facilities with the Company's lenders, the Company assesses its liquidity situation as satisfactory.

Item  8.           Financial Statements and Supplementary Data

                           The following Financial Statements of the Company are
                   included in this Form 10-K annual report:

                          Golf Host Resorts, Inc. Financial Statements together with Report of Independent Certified Public Accountants

Item  9.           Changes in and Disagreements on Accounting and Financial
                      Disclosure

                          None

                                    PART III


Item 10.           Directors and Executive Officers of the Registrant

                   Name/Position                                    Age                Five Year Principal Occupation
                   --------------                                   ---                ------------------------------
                   William Ellis, Jr.                               67                 President and C.E.O.
                   Director                                                            Centerpoint Communications, Inc.

                   Richard S. Ferreira                              55                 Executive Vice President
                   Executive Vice President,                                           and Chief Financial Officer of
                   Assistant Secretary and                                             the Company and its parent,
                   Director                                                            Golf Hosts, Inc.

                   Lewis H. Hill, III                               68                 Partner in the law firm of
                   Secretary and Director                                              Foley and Lardner (retired
                                                                                       and currently of counsel)

                   C. James McCormick                               70                 Chairman of the Board,
                   Chairman of the Board                                               McCormick, Inc.
                   and Director

                   Brenton Wadsworth (a)                            67                 Chairman of the Board,
                   Director                                                            Wadsworth Golf Course
                                                                                       Construction Companies

                   Stanley D. Wadsworth (a)                         60                 President of the Company and
                   President and Director                                              its parent, Golf Hosts, Inc.

                   (a)  Brothers

                   All directors serve a one year term, expiring June 21, 1996. Officers are elected annually.

Item 11.           Executive Compensation

                           All items for Golf Host Resorts, Inc., except those
                   set forth below, have been omitted as not applicable or not required.

                             EXECUTIVE COMPENSATION
                             GOLF HOST RESORTS, INC.


Summary Compensation Table



          The following table sets forth the remuneration paid, distributed or accrued by Golf Host Resorts, Inc., and its parent Golf Hosts, Inc. during the three years in the period ended December 31, 1995, to the Company's executive officers.



                                                                    Annual Compensation
                                     ---------------------------------------------------------------------------------------------
                                                                                                                       All Other
     Name and                        Fiscal           Salary and            Bonus             Other Annual        Compensation ($)
Principal Position                    Year          Commission ($)           ($)            Compensation ($)            (1)
------------------                   ------         --------------         ------           ----------------      ----------------
Golf Hosts, Inc.:

Stanley D. Wadsworth                  1995             147,100             33,300                 -                    93,898
President & Chief                     1994             142,100             16,500                 -                    23,446
Executive Officer                     1993             140,000               -                    -                    15,370

Richard S. Ferreira                   1995             143,200             37,200                 -                    22,747
Executive Vice President              1994             138,650             17,700                 -                     5,784
& Chief Financial Officer             1993             136,600               -                    -                     2,369




(1) Includes premiums with respect to life insurance policies, and Company 401(k) matching contributions. The 401(k) contribution amounted to $400 annually for each named executive officer. The balance represents life insurance premiums.

                   (b)     Pension Plan

                                    The Company and its parent, Golf Hosts,
                           Inc., provide a supplemental retirement income plan
                           (Plan) for officers who have completed 15 years of service, are still employed at age 65 by the Company and retire. The Plan provides an annual income of $10,000 for a period of 10 years.

                                    The named executive officers in the Summary
                           Compensation Table are eligible to participate in this Plan when they satisfy the criteria set forth above. The ages and years of service of the named executive officers are as follows:

                                                                                   Age                  Years of Service
                                                                                   ---                  ----------------
                           Stanley D. Wadsworth                                     60                         26
                           Richard S. Ferreira                                      55                         25




Item 12.           Security Ownership of Certain Beneficial Owners and
                     Management

                   (a)     Security ownership of certain beneficial owners:

                   Title                                                                       Amount                    Percent
                    of          Name and Address                                            Beneficially                   of
                   Class      of Beneficial Owner                                              Owned                      Class
                   -----      -------------------                                           ------------                 -------
                   Common  Golf Hosts, Inc.                                                    4,000                        80%
                           P.O. Box 1088
                           Tarpon Springs, FL 34688-1088

                   Common  C. James McCormick                                                    500                        10%
                           P.O. Box 728
                           Vincennes, IN 47591

                   Common  Stanley D. Wadsworth                                                  250                         5%
                           P.O. Box 117
                           Hesperus, CO 81326

                   Common  Brenton Wadsworth                                                     250                         5%
                           1814 Mariner Drive
                           Tarpon Springs, FL 34689

                   (b) Security ownership of management of the Company in Golf Hosts, Inc. (GHI):


                                                                                               Amount                    Percent
                   Title of                                                                 Beneficially                   of
                    Class             Name of Beneficial Owner                                 Owned                      Class
                   --------           ------------------------                              ------------                 -------
                   Common           William Ellis                                                100                        .2%
                   Common           Richard S. Ferreira                                          671                       1.3%
                   Common           Lewis H. Hill                                              1,100                       2.1%
                   Common           C. James McCormick                                        11,721                      22.7%
                   Common           Brenton Wadsworth                                         11,797                      22.9%
                   Common           Stanley D. Wadsworth                                      10,028                      19.4%
                                                                                              ------                      -----
                                                                                              35,417                      68.7%
                                                                                            ========                     ======


                   Due to rounding, individual percentages of class do not total 68.7%.

                   (c)     Changes in control:

                                    None

Item 13.           Certain Relationships and Related Transactions

                   (a)     Transactions with Management and Others

                                    GHI charges administrative and other
                           expenses to the Company on the basis of estimated time and expenses incurred as determined by GHI.

                   (b)     Certain Business Relationships

                                    Lewis H. Hill, III, Secretary and a
                           Director of the Company, is a retired partner of and is presently of counsel to the law firm of Foley & Lardner, the Company's general counsel.

                   (c)     Indebtedness of Management

                                    None

                   (d)     Transactions with Promoters

                                    Not applicable

                                    PART IV

Item 14.           Exhibits, Financial Statement Schedules, and Reports on Form
                   8-K

                 (a)      1.    Financial Statements:

                                  Golf Host Resorts, Inc. - (included at Item 8)

                                  Innisbrook Rental Pool Lease Operation
                                  Financial Statements together with the Report of Independent Certified Public Accountants

                                  Tamarron Rental Pool Lease Operation Financial Statements together with Report of Independent Certified Public Accountants

                          2. Financial Statement Schedules of Golf Host Resorts, Inc.

                                None

                 (b)      Reports on Form 8-K

                                None

                 (c)      Exhibits

                                  Innisbrook Rental Pool Lease Operation Policy for Different Situations that Might Arise Regarding the Installation of Life-safety Equipment revised March 4, 1996.

                                   SIGNATURES




         Pursuant to the Requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.



                                                         GOLF HOST RESORTS, INC.





By:        /s/ S. D. Wadsworth                           By:  /s/ R. S. Ferreira
         ------------------------------                     ------------------------------
         Stanley D. Wadsworth, President                    Richard S. Ferreira,
         and Vice Chairman of the Board                     Executive Vice President,
                                                            Chief Financial Officer
                                                            and Director




By:        /s/ A. S. Herzog                              By:  /s/ R. L. Akin
         ------------------------------                     ------------------------------
         A. Stephen Herzog,                                 Richard L. Akin,
         Vice President and Controller                      Vice President
         Chief Accounting Officer                           and Treasurer




By:        /s/ L. H. Hill, III                           By: /s/ B. Wadsworth
         ------------------------------                     ------------------------------
         Lewis H. Hill, III,                                Brenton Wadsworth
         Secretary and Director                             Director





Dated:  March 26, 1996

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of Golf Host Resorts, Inc.:

         We have audited the accompanying balance sheets of GOLF HOST RESORTS, INC. (a Colorado corporation and an 80%-owned subsidiary of Golf Hosts, Inc.) as of December 31, 1995 and 1994, and the related statements of operations, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golf Host Resorts, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.





                                                 ARTHUR ANDERSEN LLP



Tampa, Florida,
March 22, 1996

                            GOLF HOST RESORTS, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                     ASSETS
                      (Substantially all pledged - Note 3)



                                                        1995                       1994
                                                     -----------               -----------
CURRENT ASSETS:
     Cash                                            $   312,603               $   824,875
     Accounts receivable                               4,471,677                 3,763,426
     Notes receivable                                    627,817                   107,879
     Inventories and supplies                          4,392,498                 4,360,707
     Prepaid expenses and other                        1,207,186                 1,223,910
     Intercompany receivables                            567,455                   307,417
                                                     -----------               -----------

      Total current assets                            11,579,236                10,588,214

LONG-TERM RECEIVABLES, less amounts
     currently due                                     1,011,871                 1,068,484

PROPERTY AND EQUIPMENT, at cost, less
     accumulated depreciation and amortization        40,231,020                38,922,416
                                                     -----------               -----------

                                                     $52,822,127               $50,579,114
                                                     ===========               ===========




      The accompanying notes are an integral part of these balance sheets.

                            GOLF HOST RESORTS, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT




                                                         1995                      1994
                                                      -----------               -----------
CURRENT LIABILITIES:
     Note payable                                     $ 1,285,773               $       100
     Maturing long-term obligations                     1,854,401                 2,053,566
     Accounts payable                                   1,911,052                 1,481,701
     Accrued expenses                                   4,274,085                 4,316,419
     Deposits and prepaid fees                          2,681,066                 3,084,821
                                                      -----------               -----------
             Total current liabilities                 12,006,377                10,936,607
                                                      -----------               -----------

LONG-TERM OBLIGATIONS, less current
     maturities                                        20,659,348                21,430,570
                                                       -----------              -----------
LONG-TERM INTERCOMPANY                                  4,124,210                 3,563,988
                                                       -----------              -----------
LONG-TERM CONTINGENCY (Note 8)                          2,077,759                 1,813,121
                                                       -----------              -----------

SHAREHOLDERS' INVESTMENT:
     Common stock, $1 par, 5,000 shares
       authorized and outstanding                           5,000                     5,000
     5.6% cumulative preferred stock, $1 par,
       4,577,000 shares authorized and
       outstanding                                       4,577,000                4,577,000
     Paid-in capital                                     2,329,447                2,329,447
     Retained earnings                                   7,042,986                5,923,381
                                                       -----------              -----------
             Total shareholders' investment             13,954,433               12,834,828
                                                       -----------              -----------
                                                       $52,822,127              $50,579,114
                                                       ===========              ===========



      The accompanying notes are an integral part of these balance sheets.

                            GOLF HOST RESORTS, INC.
                            STATEMENTS OF OPERATIONS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995



                                                          1995                     1994                      1993
                                                       -----------              -----------               -----------
REVENUES:
     Hotel                                             $18,296,069              $17,196,787               $14,282,186
     Food and beverage                                  14,600,080               13,289,590                10,731,253
     Golf                                               15,997,215               15,401,390                14,457,855
     Other                                               7,504,409                6,841,129                 6,462,996
     Real Estate Activities                              1,171,000                  781,234                     --
                                                       -----------              -----------               -----------
                                                        57,568,773               53,510,130                45,934,290
                                                       -----------              -----------               -----------
COSTS AND OPERATING EXPENSES:
     Hotel                                              15,441,549               15,082,921                12,743,301
     Food and beverage                                  10,232,692                9,594,444                 8,211,671
     Golf                                                6,238,748                5,977,198                 5,645,869
     Other                                              16,534,489               16,125,069                15,252,251
     General and administrative                          4,250,818                3,633,098                 2,982,859
     Real Estate Activities                                617,095                  408,294                    -
                                                       -----------              -----------               -----------
                                                        53,315,391               50,821,024                44,835,951
                                                       -----------              -----------               -----------
OPERATING INCOME                                         4,253,382                2,689,106                 1,098,339

INTEREST, NET                                            2,124,965                2,083,864                 1,963,201
                                                       -----------              -----------               -----------
INCOME (LOSS) BEFORE INCOME TAX                          2,128,417                  605,242                  (864,862)

PARENT INCOME TAX CHARGE (CREDIT)                          752,500                  211,323                  (326,800)
                                                       -----------              -----------               -----------
NET INCOME (LOSS) BEFORE DIVIDEND
  REQUIREMENTS ON PREFERRED STOCK                        1,375,917                  393,919                  (538,062)

DIVIDEND REQUIREMENTS ON
  PREFERRED STOCK                                          256,312                  256,312                   256,312
                                                       -----------              -----------               -----------
NET INCOME (LOSS) AVAILABLE TO
  COMMON SHAREHOLDERS                                  $ 1,119,605              $   137,607               $  (794,374)
                                                       ===========              ===========               ===========
EARNINGS (LOSS) PER COMMON SHARE:

     NET INCOME (LOSS) BEFORE DIVIDEND
     REQUIREMENTS ON PREFERRED STOCK                   $    275.18              $     78.78               $   (107.61)

     DIVIDEND REQUIREMENTS ON
     PREFERRED STOCK                                        (51.26)                  (51.26)                   (51.26)
                                                       -----------              -----------               -----------
     NET INCOME (LOSS) AVAILABLE TO
     COMMON SHAREHOLDERS                               $    223.92              $     27.52               $   (158.87)
                                                       ===========              ===========               ===========


        The accompanying notes are an integral part of these statements.

                            GOLF HOST RESORTS, INC.
                     STATEMENTS OF SHAREHOLDERS' INVESTMENT
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995







                                                                                          Other Shareholders'
                                 $1 Par Value             5.6% Cumulative                      Investment
                                 Common  Stock            Preferred Stock             --------------------------         Total
                               -----------------      -------------------------        Paid-In         Retained       Shareholders'
                               Shares     Amount       Shares          Amount          Capital         Earnings        Investment
                               ------     ------      ---------      ----------       ----------      ----------      ------------
Balance, December 31, 1992     5,000      $5,000      4,577,000      $4,577,000       $2,329,447      $6,580,148      $13,491,595

     Net (loss) available to
       common shareholders      --          --            --              --               --           (794,374)        (794,374)
                               -----      ------      ---------      ----------       ----------      ----------      -----------

Balance, December 31, 1993     5,000       5,000      4,577,000       4,577,000        2,329,447       5,785,774       12,697,221

     Net income available to
       common shareholders      --          --            --              --               --            137,607          137,607
                               -----      ------      ---------      ----------       ----------      ----------      -----------

Balance, December 31, 1994     5,000       5,000      4,577,000       4,577,000        2,329,447       5,923,381       12,834,828

     Net income available to
       common shareholders      --          --            --              --               --          1,119,605        1,119,605
                               -----      ------      ---------      ----------       ----------      ----------      -----------

Balance, December 3l, 1995     5,000      $5,000      4,577,000      $4,577,000       $2,329,447      $7,042,986      $13,954,433
                               =====      ======      =========      ==========       ==========      ==========      ===========





        The accompanying notes are an integral part of these statements.

                            GOLF HOST RESORTS, INC.
                            STATEMENTS OF CASH FLOWS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995

                                                                     1995                    1994                      1993
                                                                 -----------             -----------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss) before dividend
       requirements on preferred stock                           $ 1,375,917             $   393,919               $  (538,062)
     Adjustments to reconcile net
         income (loss) to net cash flows
         from operating activities:
         Depreciation and amortization                             2,401,522               2,267,809                 2,243,536
         Deferred profit (Note l)                                      -                     123,766                     -
         Changes in working capital
           other than cash (Note 7)                                 (936,139)                688,695                 1,572,210
                                                                 -----------             -----------               -----------
         Net cash flows provided by
            operating activities                                   2,841,300               3,474,189                 3,277,684
                                                                 -----------             -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment                          (3,777,820)             (2,678,498)               (1,914,937)
     Recovery of cost of property and
         equipment sold                                                3,739                 121,702                    64,854
     Reductions in notes receivable                                  160,276                  93,534                   105,403
     Additions to notes receivable                                  (623,601)               (514,359)                  (81,245)
                                                                 -----------             -----------               -----------
         Net cash flows used in investing
            activities                                            (4,237,406)             (2,977,621)               (1,825,925)
                                                                 -----------             -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net change in notes payable                                   1,285,673                (762,378)               (1,132,367)
     Increases in long-term obligations                            1,699,222               1,322,702                 1,018,701
     Decreases in long-term obligations                           (2,669,609)             (2,074,731)               (1,951,403)
     Increase in long-term intercompany                              303,910                 470,801                  (439,291)
     Increase in long-term contingency (Note 8)                      264,638                 823,200                   989,921
                                                                 -----------             -----------               -----------
         Net cash flows provided by (used in)
            financing activities                                     883,834                (220,406)               (1,514,439)
                                                                 -----------             -----------               -----------
NET INCREASE (DECREASE) IN CASH                                     (512,272)                276,162                   (62,680)
CASH, BEGINNING OF YEAR                                              824,875                 548,713                   611,393
                                                                 -----------             -----------               -----------
CASH, END OF YEAR                                                $   312,603             $   824,875               $   548,713
                                                                 ===========             ===========               ===========


Supplemental information on noncash financing and investing activities is included in Note 7.

        The accompanying notes are an integral part of these statements.

                            GOLF HOST RESORTS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 3L, 1995, 1994 AND 1993


(1)       ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

          Golf Host Resorts, Inc. (the Company or GHR) is an 80%-owned subsidiary of Golf Hosts, Inc. (GHI). The minority shareholders of the Company are also the major shareholders of GHI. The Company is engaged in the operation of Innisbrook Hilton Resort (Innisbrook) in Tarpon Springs, Florida and Tamarron Hilton Resort (Tamarron) in Durango, Colorado (the Resorts). The Resorts offer hotel accommodations, restaurant and conference facilities, and recreational activities including golf, skiing, swimming and tennis. The majority of the condominium apartment owners at the Resorts provide such apartments as hotel accommodations under rental pool lease operations. The Resorts are the lessees under the lease operation agreements, which provide for the distribution of a percentage of room revenues, as defined, to participating condominium apartment owners.

FINANCIAL STATEMENTS

          The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates.

          Amounts included in these Notes to Financial Statements, unless otherwise indicated, are as of December 31, 1995 and 1994, or for the years ended December 31, 1995, 1994 and 1993, respectively, as applicable. Certain reclassifications have been made to the 1994 and 1993 financial statements to conform to the 1995 presentation.

MANAGEMENT AGREEMENTS

          During March 1993, the Company entered into an agreement with Hilton Hotels Corporation (HHC), effective April 1, 1993, whereby HHC manages Innisbrook. HHC also advanced certain amounts to the Company (see Note 8).

          GHR entered into an additional agreement with HHC effective December 1, 1995, whereby HHC manages Tamarron. HHC will also advance GHR up to $1.5 million (see Note 8).

          Under these agreements, whose terms are 20 years with provisions for earlier termination by either party, HHC receives annual management fees and certain cost reimbursements. HHC will also receive a portion of the actual earnings, as defined, above certain specified levels. Actual earnings have not exceeded the specified levels.

INTERCOMPANY ALLOCATIONS AND ADVANCES

          GHI charges administrative and other expenses to the Company on the basis of estimated time and expenses incurred as determined by GHI. The amounts charged to the Company were approximately $970,000, $770,000 and $711,000.

PARTICIPATING RENTAL UNITS

          Revenue includes rental revenues from condominium units owned by third parties participating in the rental pool lease operations previously described. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, interest, real estate taxes, maintenance, etc. would have been incurred. Instead, costs and operating expenses include distributions to the rental pool participants of approximately $9,226,000, $8,692,000 and $7,171,000.

ACCOUNTS RECEIVABLE

          Accounts receivable is net of allowances of $60,300 and $76,000 for doubtful accounts.

NOTES RECEIVABLE

          Notes receivable bear interest at rates ranging from 5.75% to 10.5% at December 31, 1995.

INVENTORIES AND SUPPLIES

          The Company records its materials and supplies inventories at the lower of first-in, first-out cost or market.

REAL ESTATE DEVELOPMENT COSTS

          Capitalized real estate costs related to the development of nine residential homesites at Tamarron-Highpoint include the original cost of land, engineering, surveying, road construction, utilities, interest and other costs. Costs are allocated to individual properties using the relative sales value method. Approximately $96,000 and $485,000 of such costs are included in inventory. Estates at Highpoint, comprised of nine homesites, is completed and eight homesites have been sold and closed.

          Estates at Pine Ridge, consisting of nine homesites, is in the initial stages of development. At December 31, 1995, approximately $116,000 of engineering, design, land and other costs are included in inventory.

REVENUE RECOGNITION

          Revenue from resort operations is recognized as the related service is performed. Profit is recognized on real estate sales either when the closing occurs, or under the installment sales or cost recovery methods, as appropriate. Approximately $120,000 and $124,000 of deferred profit is reflected in the financial statements.

EMPLOYEE BENEFIT PLANS

          GHI maintains a defined contribution Employee Thrift and Investment Plan (the Plan) which provides retirement benefits for all eligible employees who have elected to participate. Employees must fulfill a one year service requirement to be eligible. Employees may contribute a percentage of their compensation, as defined, to the Plan with the Company matching the lesser of one-half of the first 4% or $400 per employee annually. Company contributions required under the Plan approximated $130,000, $118,000 and $122,000 and are fully funded.

          GHI also provides a supplemental retirement income plan for officers who meet certain eligibility requirements upon retirement. The Company has included its portion of the related liability in long-term obligations.

          During 1995, the Company's parent terminated its self-funded employee health insurance plan. The 1995 financial statements include approximately $277,000 of related termination costs in costs and operating expenses.

INTEREST, NET

          The Company's cash management policy requires the utilization of cash resources to minimize net interest expense, through either temporary cash investments or reductions in existing interest-bearing obligations, as is most appropriate in the circumstances. Accordingly, temporary cash investments and interest income may vary significantly from period to period. Interest expense is net of interest income of $257,000, $153,000 and $150,000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

          The book value of all financial instruments other than the long-term contingency approximates the fair value. It is not practicable to determine the fair value of the long-term contingency. The fair value of the Company based on the foregoing is not a market valuation of the Company as a whole.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

          In March 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121) which addresses when and how impairments to the value of long-lived assets should be recognized. SFAS 121 is effective for fiscal years beginning after December 15, 1995, and will, therefore, be implemented by the Company in 1996. Management does not expect the implementation of SFAS 121 to have a material effect on the financial statements.

(2)  PROPERTY AND EQUIPMENT

          The components of property and equipment are as follows:


                                                            1995                      1994
                                                        ------------              ------------
Undeveloped land...........................             $ 1,327,284               $ 1,391,237
Land and land improvements.................               6,102,695                 5,993,178

Buildings..................................              23,255,334                22,672,434

Golf courses and recreational facilities...              10,050,804                 9,229,773

Machinery and equipment....................              23,958,054                22,454,392
Construction in progress...................                 152,904                   161,338
                                                        -----------               -----------
                                                         64,847,075                61,902,352

Less - accumulated depreciation and amortization        (24,616,055)              (22,979,936)
                                                        -----------               -----------

                                                        $40,231,020               $38,922,416
                                                        ===========               ===========


          The Company provides depreciation for financial reporting purposes using the straight-line unit method for buildings, vehicles and certain golf course and recreational facilities and the straight-line composite method for the other components. The estimates of useful lives used in computing annual depreciation are as follows:

                                                               LIFE
                                                          --------------
          Land improvements.......................        28 to 30 years
          Buildings...............................        50 years
          Golf courses and recreational facilities        30 to 75 years
          Machinery and equipment.................        10 to 15 years

The costs of maintenance and repairs of property and equipment used in operations are charged to expense as incurred. Costs of renewals and betterments are capitalized. When properties are replaced, retired or otherwise disposed of, the costs of such properties are deducted from the asset and accumulated depreciation accounts. Gains or losses on sales or retirements of buildings, vehicles and certain golf course and recreational facilities are recorded in income. Gains or losses on sales or retirements of all other property and equipment are recorded in the applicable accumulated depreciation accounts in accordance with the composite method.

(3)  NOTE PAYABLE AND LONG-TERM OBLIGATIONS

                                                                   1995                      1994
                                                               -----------               -----------
Note payable

          Under a $6,000,000 line of credit
            limited to a percentage of qualifying
            accounts receivable and inventories,
            with interest at prime (8.5% at
            December 31, 1995), due on demand.
            Approximately $2,949,000 was
            available for immediate use at
            year-end.  Letters of credit of
            $659,000 were also outstanding.                    $ 1,285,773               $       100
                                                               ===========               ===========

Long-term obligations

          Mortgage notes at varying rates,
       maturing primarily from 2004
            to 2008 (see below)                                $18,810,140               $19,890,351

          Equipment revolving credit line at
            prime, maturing serially from 1997
            to 2000.  $1,137,013 was available
            for use at December 31, 1995                         3,862,987                 3,835,670

          Other                                                    346,622                   334,115

          Unamortized debt discount and expense                   (506,000)                 (576,000)
                                                               -----------               -----------
                                                                22,513,749                23,484,136
          Less - current maturities                             (1,854,401)               (2,053,566)
                                                               -----------               -----------
                                                               $20,659,348               $21,430,570
                                                               ===========               ===========

          Mortgage notes include $6,840,000 bearing interest at 9% through 1996 and then reverting to the prime rate; $6,541,000 at the prime rate; and the balance primarily at 9.25%.

          During February 1996, $840,000 of long-term debt was incurred for the purpose of refinancing $840,000 of the short-term portion of the equipment revolving line of credit. The maturities at December 31, 1995 reflect this refinancing.

          The maturities of long-term obligations are as follows:

     Year Ending December 31,
     ------------------------
           1997                                 2,655,078
           1998                                 2,507,885
           1999                                 1,883,543
           2000                                 1,511,624
           2001                                 1,490,473
           Thereafter                          10,610,745
                                              -----------
                                              $20,659,348
                                              ===========

          Substantially all property and equipment is pledged as collateral for long-term obligations. Generally, covenants of existing loan agreements prohibit the disposition of assets other than in the ordinary course of business, limit the amount of additional debt, limit the payment of dividends and require the maintenance of certain minimum financial ratios. Substantially all of the Company's long-term obligations are guaranteed by GHI.

          The Company obtained waivers for or was in compliance with all debt covenants at December 31, 1995.

(4)       LEASES

          Total rent expense on operating leases approximated $160,000, $232,000 and $361,000 and there were no contingent rentals or operating subleases.

          Future minimum rental payments on the Company's operating leases are not significant.

(5)       ACCRUED EXPENSES

          The components of accrued expenses are as follows:

                                                    1995                     1994
                                                -----------              -----------
Rental pool lease distribution                  $ 1,760,259              $ 1,895,688
Salaries                                          1,400,364                1,244,500
Taxes, other than income taxes                      742,033                  731,278
Other                                               371,429                  444,953
                                                -----------              -----------
                                                $ 4,274,085              $ 4,316,419
                                                ===========              ===========

(6)       INCOME TAX ALLOCATION AND SHARING POLICY

          The Company joins with GHI in filing consolidated income tax returns. For financial reporting purposes, GHI has an income tax allocation and sharing policy which defines the manner in which income tax charges and benefits are allocated among GHI and its affiliates. The policy provides that the Company's charge (benefit) from GHI for income taxes be based on each affiliate's taxable income before income tax times the statutory tax rate.

          All income taxes are credited to the long-term intercompany liability to GHI as incurred and GHI accepts the future liability for the payment of the Company's deferred income taxes as they become due. The deferred taxes recorded by GHI result primarily from differences in the accounting for financial reporting and Federal income tax purposes of depreciation of property and equipment and the recognition of accruals and prepayments.

(7)       SUPPLEMENTAL CASH FLOW DATA

CHANGES IN WORKING CAPITAL

          The (increases) decreases in working capital other than cash are as follows:

                                                                      1995                      1994                     1993
                                                                  -----------               -----------              -----------
              Accounts receivable                                 $  (708,251)              $  (829,908)             $ 1,324,136
              Inventories and supplies                                 32,164                  (759,044)                 184,137
              Prepaid expenses and other                               16,724                   213,587                  180,443
              Intercompany                                           (260,038)                  505,597                  244,943
              Accounts payable                                        429,351                   246,857                 (472,838)
              Accrued expenses                                        (42,334)                  692,627                 (212,808)
              Deposits and prepaid fees                              (403,755)                  618,979                  324,197
                                                                  -----------               -----------              -----------
                                                                  $  (936,139)              $   688,695              $ 1,572,210
                                                                  ===========               ===========              ===========


                                                                      1995                      1994                     1993
                                                                  -----------               -----------              -----------
NONCASH ACTIVITIES

              The Company obtained machinery
                and equipment through a
                trade-in.                                         $   351,050               $     --                 $      --

              The Company transferred un-
                developed land to inventory.                      $    63,955               $    25,324              $      --

              The Company received land
                and related improvements
                from an affiliate in
                exchange for a long-term
                intercompany obligation.                          $     --                  $   236,385              $      --

              The Company satisfied its
                preferred stock dividend
                liability to GHI through
                the intercompany account.                         $   256,312               $   256,312              $   256,312

OTHER INFORMATION

              Interest paid in cash, net of
              amounts capitalized              $ 2,100,000    $2,249,000    $ 1,956,000

(8)       LONG-TERM CONTINGENCY

          The Company entered into an agreement with the Lessors' Advisory Committee of the Innisbrook Rental Pool (the IRP) to fund certain improvements to the condominiums and common areas. A total of $1,779,000 was advanced on similar terms to the Company by HHC (see Note 1), with HHC's opportunity to collect these advances expiring at the end of 10 years. The amount advanced GHR, together with accrued interest thereon, exceeds the amount due from IRP by $90,978. Repayment of the advances is contingent upon the IRP distribution exceeding a specified level. This level was first exceeded in 1995, resulting in a repayment of $150,036 by the IRP to the Company. The like amount due HHC is reflected in accounts payable at December 31, 1995.

          An additional $1,721,000 was drawn under the Innisbrook HHC agreement primarily to acquire GHR property and equipment. Its repayment is contingent upon Innisbrook exceeding certain not yet attained earnings levels. HHC's opportunity to collect under the agreement expires at the end of 20 years. Accordingly, this amount, together with $265,781 of interest accrued at 8% per annum, is reflected on the balance sheet as long-term contingency.

          No amounts have yet been advanced to the Company under the Tamarron HHC management agreement (see Note 1).

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To Golf Host Resorts, Inc., and the Lessors of the
         Innisbrook Rental Pool Lease Operation:

         We have audited the accompanying balance sheets of the INNISBROOK RENTAL POOL LEASE OPERATION (Note 1) as of December 31, 1995 and 1994, and the related statements of operations and changes in participants' fund balances for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Innisbrook Rental Pool Lease Operation as of December 31, 1995 and 1994, and the results of its operations and changes in its participants' fund balances for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.





                                                 ARTHUR ANDERSEN LLP



Tampa, Florida,
March 22, 1996

                     INNISBROOK RENTAL POOL LEASE OPERATION
                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                               DISTRIBUTION FUND



                                                                                                  1995                      1994
                                                                                               ----------                ----------
                                                                ASSETS
RECEIVABLE FROM GOLF HOST RESORTS, INC. FOR
     DISTRIBUTION - FULLY SECURED                                                              $1,592,105                $1,705,455
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND                                                   16,568                     9,870
                                                                                               ----------                ----------
                                                                                               $1,608,673                $1,715,325
                                                                                               ==========                ==========

                                             LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                                                           $1,473,319                $1,559,136
DUE TO MAINTENANCE ESCROW FUND                                                                    135,354                   156,189
COMMITMENTS AND CONTINGENCIES (Note 3)
PARTICIPANTS' FUND BALANCES                                                                         --                        --
                                                                                               ----------                ----------
                                                                                               $1,608,673                $1,715,325
                                                                                               ==========                ==========


                                                       MAINTENANCE ESCROW FUND

                                                                ASSETS

CASH AND CASH EQUIVALENTS                                                                      $1,132,243                $  844,579
INVENTORIES                                                                                           251                       251
RECEIVABLE FROM DISTRIBUTION FUND                                                                 135,354                   156,189
INTEREST RECEIVABLE                                                                                17,902                     7,067
                                                                                               ----------                ----------
                                                                                               $1,285,750                $1,008,086
                                                                                               ==========                ==========

                                             LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                                                               $   85,087                $   77,947
INTEREST PAYABLE TO DISTRIBUTION FUND                                                              16,568                     9,870
CARPET CARE RESERVE                                                                                42,836                    69,062
PARTICIPANTS' FUND BALANCES                                                                     1,141,259                   851,207
                                                                                               ----------                ----------
                                                                                               $1,285,750                $1,008,086
                                                                                               ==========                ==========




      The accompanying notes are an integral part of these balance sheets.

                     INNISBROOK RENTAL POOL LEASE OPERATION
                            STATEMENTS OF OPERATIONS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 3L, 1995
                               DISTRIBUTION FUND

                                                                  1995                     1994                    1993
                                                               -----------              -----------             -----------
GROSS REVENUES                                                 $14,662,736              $13,412,188             $10,666,089
                                                               -----------              -----------             -----------
DEDUCTIONS:
     Agents' commissions                                           353,383                  437,827                 369,199
     Audit fees                                                     12,100                   11,500                  11,500
                                                               -----------              -----------             -----------
                                                                   365,483                  449,327                 380,699
                                                               -----------              -----------             -----------
ADJUSTED GROSS REVENUES                                         14,297,253               12,962,861              10,285,390

MANAGEMENT FEE                                                  (6,719,709)              (6,092,545)             (4,834,132)
                                                               -----------              -----------             -----------

GROSS INCOME DISTRIBUTION                                        7,577,544                6,870,316               5,451,258

ADJUSTMENTS TO GROSS INCOME
  DISTRIBUTION:
     Corporate complimentary
       occupancy fees                                                8,441                    7,171                   8,381
     Occupancy fees                                             (1,343,526)              (1,276,451)             (1,064,147)
     Advisory Committee expenses                                   (89,120)                 (88,794)                (81,205)
     Life-safety reimbursement                                    (132,635)                   -                       -
                                                               -----------              -----------             -----------

NET INCOME DISTRIBUTION                                          6,020,704                5,512,242               4,314,287

ADJUSTMENTS TO NET INCOME
  DISTRIBUTION:
     Occupancy fees                                              1,343,526                1,276,451               1,064,147
     Hospitality suite fees                                         11,093                   17,164                  18,788
     Greens fees                                                    91,338                   87,721                  79,703
     Additional participation
       credits                                                      75,775                   78,405                  82,065
                                                               -----------              -----------             -----------
AMOUNT AVAILABLE FOR DISTRIBUTION
  TO PARTICIPANTS                                              $ 7,542,436              $ 6,971,983             $ 5,558,990
                                                               ===========              ===========             ===========




        The accompanying notes are an integral part of these statements.

                     INNISBROOK RENTAL POOL LEASE OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 3L, 1995

                               DISTRIBUTION FUND


                                                                       1995                    1994                    1993
                                                                    -----------             -----------             -----------
BALANCE, beginning of year                                          $     --                $     --                $     --

ADDITIONS:
     Amounts available for
         distribution to participants                                 7,542,436               6,971,983               5,558,990
     Interest received or receivable
         from Maintenance Escrow Fund                                    58,209                  29,220                  27,731
REDUCTIONS:
     Amounts withheld for Maintenance
         Escrow Fund                                                   (671,782)               (638,237)               (532,091)
     Amounts accrued or paid
         to participants                                             (6,928,863)             (6,362,966)             (5,054,630)
                                                                    -----------             -----------             -----------

BALANCE, end of year                                                $     --                $     --                $     --
                                                                    ===========             ===========             ===========


                                                       MAINTENANCE ESCROW FUND


                                                                       1995                    1994                    1993
                                                                    -----------             -----------             -----------

BALANCE, beginning of year                                          $   851,207             $   733,465             $   729,651

ADDITIONS:
     Amounts withheld from
         occupancy fees                                                 671,782                 638,237                 532,091
     Interest earned                                                     58,209                  29,220                  27,731
     Charges to participants to
         establish or restore escrow
         balances                                                     1,341,784                 859,410                 957,674
REDUCTIONS:
     Maintenance charges                                             (1,644,340)             (1,278,411)             (1,371,301)
     Carpet care reserve deposit                                        (13,449)                (51,056)                (51,313)
     Interest accrued or paid to
         Distribution Fund                                              (58,209)                (29,220)                (27,731)
     Refunds to participants as
         prescribed by Master
         Lease Agreement                                                (65,725)                (50,438)                (63,337)
                                                                    -----------             -----------             -----------

BALANCE, end of year                                                $ 1,141,259             $   851,207             $   733,465
                                                                    ===========             ===========             ===========


        The accompanying notes are an integral part of these statements.

                     INNISBROOK RENTAL POOL LEASE OPERATION
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 3L, 1995, 1994 AND 1993

(1)       RENTAL POOL LEASE OPERATION AND RENTAL POOL LEASE AGREEMENT:

Organization and Operations

          The Innisbrook Rental Pool Lease Operation (the Rental Pool) consists of condominium apartments at Innisbrook Hilton Resort (Innisbrook) which are provided as hotel accommodations by their owners. The condominium owners (Participants) have entered into Annual Rental Pool Lease Agreements (ALAs) and a Master Lease Agreement (MLA), which defines the terms and conditions related to each ALA with Golf Host Resorts, Inc. (GHR), the lessee of the Rental Pool. The MLA and ALAs are referred to collectively as the "Agreements." The ALAs expire at the end of each calendar year; the MLA will remain in effect through December 31, 2001.

          The Rental Pool consists of two funds: the Distribution Fund and the Maintenance Escrow Fund. The Distribution Fund balance sheets primarily reflect amounts receivable from GHR for the Rental Pool distribution payable to Participants by the fund (as discussed below) and amounts due to the Maintenance Escrow Fund. The operations of the Distribution Fund reflect the earnings of the Participants in the Rental Pool (as discussed below). The Maintenance Escrow Fund reflects the accounting for certain escrowed assets of the Participants and, therefore, has no operations. It consists primarily of amounts escrowed by Participants or due from the Distribution Fund to meet escrow requirements, the carpet care reserve and amounts payable for maintenance services received.

          Amounts receivable from GHR for distribution to Participants are secured by a secondary interest in certain accounts receivable of GHR. Timely funding is required to the extent that borrowings available to GHR under its accounts receivable financing line of credit are less than the amounts due.
The receivable from GHR as of December 31, 1995 was paid in accordance with the terms of the Agreements.

          The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates.

Computation and Allocation of Earnings

          The Participants and GHR share the Adjusted Gross Revenues of the Rental Pool in accordance with the terms of the Agreements. Adjusted Gross Revenues consist of revenues earned from the rental of condominium apartments, net of agents' commissions (not to exceed 5.5% of Gross Revenues, as defined in the Agreements) and audit fees. GHR receives a Management Fee equal to 47% of Adjusted Gross Revenues.

          Each Participant receives a fixed Occupancy Fee, based on apartment size, for each day of occupancy. After the allocation of the Occupancy Fees, the balance of Adjusted Gross Revenues, net of the Management Fee and adjustments, is allocated proportionately to the Participants, based on the Participation Factor as defined in the Agreements.

          Corporate complimentary occupancy fees are rental fees paid by GHR for complimentary rooms unrelated to Rental Pool operations.

          Owners who purchased units prior to January 1, 1991 who participate in the Rental Pool for at least 50% of the year or 50% of the time they owned their unit receive Additional Participation Credits. Participation in greens fees is restricted to original condominium apartment owners who executed purchase agreements for certain units prior to April 13, 1972. Greens fees and Additional Participation Credits are requirements of agreements other than the current Agreements; they have been included in Adjustments to Net Income Distribution of the Rental Pool as this treatment is consistent with the method utilized by GHR to pay such amounts to the applicable Participants.

Maintenance Escrow Fund Accounts

          The Agreements provide that 50% of the Occupancy Fees earned by each Participant shall be deposited in such Participant's Maintenance Escrow Fund account. This account provides funds for the payment of amounts which are chargeable to the Participant under the Agreements for maintenance and refurbishment services. When the balance of the Participant's Maintenance Escrow Fund account exceeds 50% of the defined furniture replacement value, the excess shall be refunded to the Participant, as provided in the Agreements. Should a Participant's balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to an adequate level.

          A percentage of the Occupancy Fees is deposited into the Carpet Care reserve in the Maintenance Escrow Fund which will bear the expenses of carpet cleaning for all Participants. This percentage is estimated to provide the amount necessary to fund such expenses and may be adjusted annually. The amounts expended for carpet care were $39,675, $59,182 and $48,759 for 1995, 1994 and 1993, respectively.

          GHR, under the direction of the Lessors' Advisory Committee and in compliance with restrictions in the MLA, invests the funds of this account on behalf of the Participants. The Lessors' Advisory Committee consists of nine Participants elected to advise GHR in Rental Pool matters. Income earned on these investments is allocated proportionately to Participants' Maintenance Escrow Fund accounts and paid quarterly through the Distribution Fund. Included in cash and cash equivalents at December 31, 1995 are certificates of deposit of $850,000, at cost, maturing between March 8, 1996 and December 8, 1997, and bearing interest at rates from 5.45% to 6.45%, with the remainder being held in a money market account.

(2)       AFFILIATE AND GHR OWNED CONDOMINIUM APARTMENTS:

          GHR, as well as certain shareholders, directors and officers of GHR and its affiliates own condominium apartments which participate in the Rental Pool in the same manner as all others.

(3)       COMMITMENTS AND CONTINGENCIES:

          During March 1993, GHR entered into an agreement with Hilton Hotels Corporation (HHC) whereby HHC manages Innisbrook. In connection with this agreement, HHC agreed to fund the cost of certain special projects and property improvements, including the installation of life-safety equipment in condominium units participating in the Rental Pool and related common areas. Separately, the Rental Pool agreed to reimburse GHR the cost of installing the life-safety equipment, including reimbursements to condominium apartment owners for previously installed equipment, in an amount equal to

$1,779,000, plus interest at 7.75% per annum for no more than five years on each related draw thereunder. Payments are required for years in which the Amount Available for Distribution to Participants exceeds $7,375,000, and shall equal 50% of such excess. If a participant withdraws from the Rental Pool for any reason, other than a sale, before the obligation to GHR has been fully repaid, such participant will be required to immediately pay a proportionate share of the unpaid balance. In 1995, this threshold was reached, resulting in a repayment of $150,036. Of the total repayment, $132,635 was an Adjustment to Gross Income Distribution. The remaining $17,401 was repaid with receipts from Participants who withdrew from the Rental Pool during the year. The repayment was applied against interest.

          The Rental Pool is not obligated to reimburse GHR if the agreement between HHC and GHR is terminated. Also, after 10 years, any amounts still due GHR, including interest, will no longer be payable and the Rental Pool's obligation to GHR will end.

          As of December 31, 1995, the maximum amount payable under this arrangement excluding any future interest accrual was $1,752,971, including accrued interest of $39,764.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To Golf Host Resorts, Inc., and the Lessors of the
         Tamarron Rental Pool Lease Operation:

         We have audited the accompanying balance sheets of the TAMARRON RENTAL POOL LEASE OPERATION (Note 1) as of December 31, 1995 and 1994, and the related statements of operations and changes in participants' fund balances for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Tamarron Rental Pool Lease Operation as of December 31, 1995 and 1994, and the results of its operations and changes in its participants' fund balances for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.





                                                 ARTHUR ANDERSEN LLP



Tampa, Florida,
March 22, 1996

                      TAMARRON RENTAL POOL LEASE OPERATION
                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                               DISTRIBUTION FUND


                                                                                      1995                              1994
                                                                                    --------                          --------
                                                                ASSETS
CASH                                                                                 $  1,000                         $  1,000
RECEIVABLE FROM GOLF HOST RESORTS, INC. FOR DISTRIBUTION                              168,154                          190,233
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND                                        1,750                            1,616
                                                                                     --------                         --------
                                                                                     $170,904                         $192,849
                                                                                     ========                         ========

                                             LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                                                 $138,622                         $154,973
DUE TO MAINTENANCE ESCROW FUND                                                         32,282                           37,876
PARTICIPANTS' FUND BALANCES                                                             --                               --
                                                                                     --------                         --------
                                                                                     $170,904                         $192,849
                                                                                     ========                         ========

                                                       MAINTENANCE ESCROW FUND

                                                                ASSETS

CASH AND CASH EQUIVALENTS                                                            $174,562                         $302,883
DUE FROM DISTRIBUTION FUND                                                             32,282                           37,876
INTEREST RECEIVABLE                                                                     2,235                            --
INVENTORY:
     Linen                                                                             89,049                           60,272
     Materials and supplies                                                             9,320                           10,409
DEPOSITS                                                                               37,299                            --
                                                                                     --------                         --------
                                                                                     $344,747                         $411,440
                                                                                     ========                         ========

                                             LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                                                     $ 14,661                         $ 12,169
INTEREST PAYABLE TO DISTRIBUTION FUND                                                   1,750                            1,616
PARTICIPANTS' FUND BALANCES                                                           328,336                          397,655
                                                                                     --------                         --------
                                                                                     $344,747                         $411,440
                                                                                     ========                         ========



      The accompanying notes are an integral part of these balance sheets.

                      TAMARRON RENTAL POOL LEASE OPERATION
                            STATEMENTS OF OPERATIONS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995

                               DISTRIBUTION FUND



                                                                  1995                     1994                    1993
                                                               -----------              -----------             -----------
GROSS REVENUES                                                 $ 3,633,333              $ 3,784,599             $ 3,616,097
                                                               -----------              -----------             -----------

DEDUCTIONS:
     Agents' commissions                                           113,560                  161,030                 136,901
     Sales and marketing expenses                                  327,000                  359,537                 361,610
     Audit fees                                                     10,400                    9,800                   9,800
                                                               -----------              -----------             -----------
                                                                   450,960                  530,367                 508,311
                                                               -----------              -----------             -----------
ADJUSTED GROSS REVENUES                                          3,182,373                3,254,232               3,107,786

MANAGEMENT FEE                                                  (1,591,186)              (1,627,116)             (1,584,971)
                                                               -----------              -----------             -----------

GROSS INCOME DISTRIBUTION                                        1,591,187                1,627,116               1,522,815

ADJUSTMENTS TO GROSS INCOME
  DISTRIBUTION:
     Corporate complimentary
       occupancy fees                                                2,990                    3,558                   8,315
     Occupancy fees                                               (307,019)                (343,065)               (356,406)
     Designated items                                              (65,275)                 (53,595)                (55,789)
     Advisory Committee expenses                                    (6,425)                  (3,963)                  --
                                                               -----------              -----------             -----------

POOLED INCOME                                                    1,215,458                1,230,051               1,118,935

ADJUSTMENTS TO POOLED INCOME:
     Hospitality suite fees                                            105                      973                   -
     Occupancy fees                                                307,019                  343,065                 356,406
                                                               -----------              -----------             -----------

NET INCOME DISTRIBUTION                                        $ 1,522,582              $ 1,574,089             $ 1,475,341
                                                               ===========              ===========             ===========




        The accompanying notes are an integral part of these statements.

                      TAMARRON RENTAL POOL LEASE OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995

                               DISTRIBUTION FUND

                                                                       1995                    1994                    1993
                                                                    -----------             -----------             -----------
BALANCE, beginning of year                                          $     --                $     --                $     --

ADDITIONS:
     Net income distribution                                          1,522,582               1,574,089               1,475,341
     Interest received or receivable
         from Maintenance Escrow Fund                                     6,004                   5,350                   3,108
REDUCTIONS:
     Amounts withheld for Maintenance
         Escrow Fund                                                   (153,513)               (171,533)               (178,204)
     Amounts accrued or paid
         to participants                                              (1,375,073)            (1,407,906)             (1,300,245)
                                                                    ------------            -----------             -----------

BALANCE, end of year                                                $     --                $     --                $     --
                                                                    ===========             ===========             ===========


                            MAINTENANCE ESCROW FUND


                                                                       1995                    1994                    1993
                                                                    -----------             -----------             -----------
BALANCE, beginning of year                                          $   397,655             $   258,562             $   247,312

ADDITIONS:
     Amounts withheld from
         occupancy fees                                                 153,513                 171,533                 178,204
     Interest earned                                                      6,004                   5,350                   3,108
     Reimbursement of designated items                                   65,275                  53,595                  55,789
     Charges to participants to
         establish or restore
         escrow balances                                                116,398                 140,794                 101,732
REDUCTIONS:
     Maintenance and inventory
         charges                                                       (172,737)               (128,628)               (148,100)
     Refurbishing charges                                              (138,476)                 (8,901)                (86,466)
     Interest accrued or paid to
         Distribution Fund                                               (6,004)                 (5,350)                 (3,108)
     Designated items                                                   (65,275)                (53,595)                (55,789)
     Refunds to participants as
         prescribed by Master Lease
         Agreement                                                      (28,017)                (35,705)                (34,120)
                                                                    -----------             -----------             -----------

BALANCE, end of year                                                $   328,336             $   397,655             $   258,562
                                                                    ===========             ===========             ===========


        The accompanying notes are an integral part of these statements.

                      TAMARRON RENTAL POOL LEASE OPERATION
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 3L, 1995, 1994 AND 1993

(1)       RENTAL POOL LEASE OPERATION AND RENTAL POOL LEASE AGREEMENT:

Organization and Operations

          The Tamarron Rental Pool Lease Operation (the Rental Pool) consists of condominium apartments at Tamarron Hilton Resort which are provided as hotel accommodations by their owners. The condominium owners (Participants) have entered into Annual Rental Pool Lease Agreements (ALAs) and a Master Lease Agreement (MLA), which defines the terms and conditions related to each ALA, with Golf Host Resorts, Inc. (GHR), the lessee of the Rental Pool. The MLA and ALAs are referred to collectively as the "Agreements." The ALAs expire at the end of each calendar year. The MLA is effective through 2003 and is substantially the same as the previous MLA which was effective for calendar years 1989 through 1993.

          The Rental Pool consists of two funds: the Distribution Fund and the Maintenance Escrow Fund. The Distribution Fund balance sheets primarily reflect amounts due from GHR for the Rental Pool distribution payable to Participants by the fund (as discussed below) and amounts due to the Maintenance Escrow Fund. The operations of the Distribution Fund reflect the earnings of the Participants in the Rental Pool (as discussed below). The Maintenance Escrow Fund reflects the accounting for certain escrowed assets of the Participants and, therefore, has no operations. It consists primarily of amounts escrowed by Participants or due from the Distribution Fund to meet escrow requirements and inventory to provide for periodic maintenance and repairs to Participants' condominium apartments.

          Funding of the estimated amounts receivable from GHR for distribution is due at least weekly to the extent that borrowings available to GHR under its various lines of credit are less than the amounts due to the Distribution Fund. The receivable from GHR as of December 31, 1995, was paid in accordance with the terms of the Agreements.

          The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates.

Computation and Allocation of Earnings

          The Participants and GHR share the Adjusted Gross Revenues of the Rental Pool in accordance with the terms of the Agreements. Adjusted Gross Revenues consist of revenues earned from the rental of condominium apartments net of Sales and Marketing expenses (limited to 9% of gross revenues for 1995, 9.5% of gross revenues for 1994, and 10% of gross revenues for 1993), agents' commissions (not to exceed 5.5% of Gross Revenues beginning in 1994) and audit fees. GHR receives a Management Fee equal to 50% of Adjusted Gross Revenues (51% for 1993).

          Each Participant receives a fixed Occupancy Fee, based on apartment size, for each day of occupancy. After the allocation of Occupancy Fees, the balance of Adjusted Gross Revenues, net of the Management Fee adjustments, is allocated proportionately to the Participants based on the Participation Factor as defined in the Agreements.

         Corporate complimentary occupancy fees are rental fees paid by GHR for complimentary rooms unrelated to Rental Pool operations.

Maintenance Escrow Fund Accounts

          The Agreements provide that 50% of the Occupancy Fees earned by each Participant shall be deposited in such Participant's Maintenance Escrow Fund account. This account provides funds for the payment of amounts which are chargeable to the Participant under the Agreements for maintenance and refurbishment services. When the balance of the Participant's Maintenance Escrow Fund account exceeds the maximum specified in the Agreements, the excess shall be refunded to the Participant, as provided in the Agreements. Should a Participant's balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to an adequate level.

          Funds deposited in the Maintenance Escrow Fund are invested on behalf of the Participants. Income earned on these investments is allocated proportionately to Participants' Maintenance Escrow Fund accounts and paid quarterly through the Distribution Fund. Cash and cash equivalents at December 31, 1995 includes a certificate of deposit of $50,000, at cost, maturing January 28, 1996, and bearing interest at 5.25%, with the remainder in a demand account bearing interest at 2.75%.

(2)       AFFILIATE-OWNED CONDOMINIUM APARTMENTS:

          Golf Host Development, Inc. (an affiliate of GHR), as well as certain shareholders, directors and officers of GHR and its affiliates own condominium apartments which participate in the Rental Pool in the same manner as all others.

(3)       LINEN AND MATERIALS AND SUPPLIES INVENTORY:

          Linen amortization and the cost of Participants' actual usage of certain supplies, collectively referred to as Designated Items, are charged to all Participants as a group and allocated to the Participants based upon their Participation Factors. Linen inventory is stated at cost, less accumulated amortization of $48,211 and $52,205 at December 31, 1995 and 1994, respectively. Linen Amortization is computed on the straight-line method over an estimated useful life of 48 months.

          Materials and supplies inventories consist primarily of minor apartment furnishings and appliances carried at cost, determined on a first-in, first-out basis. The cost of such items, not considered Designated Items, are charged to Participants' individual Maintenance Escrow accounts based on actual usage.

                                                                      EXHIBIT


                    INNISBROOK RENTAL POOL LEASE OPERATIONS

                Policy For Different Situations That Might Arise
              Regarding the Installation of Life Safety Equipment
                 (As determined by Lessors' Advisory Committee)

Standards for units currently in the rental pool have been updated to include a sprinkler system and a keyless entry system, which throughout the remainder of this policy statement will be designated Life Safety Equipment. The cost for installation of said equipment will be paid over a limited period of time (10 years maximum) by applying 50% of the pooled owners' rental pool distribution that is in excess of the established threshold ($7,375,000).

Other situations:

1. Once a lodge has had Life Safety Equipment installed, any owner whose unit had not been in the pool, but now wants to enter, must conform to the existing standard. That will include a sprinkler and a keyless entry system. The cost for same will be a direct owner expense.

2. If a non-rental pool owner elects and pays to have Life Safety Equipment installed in his unit, at the time his lodge is being done and later enters the rental pool, no adjustment will be made monetarily.

3. A non-rental pool owner enters the pool and meets existing standards prior to the installation of Life Safety Equipment in his lodge. Unit is automatically included in both upgrades and owner will receive rental pool distribution according to Section 2.2 of Master Lease Agreement.

4. A non-rental pool owner elects not to have Life Safety Equipment installed in his unit at the time his lodge is being done. Later, the owner decides to sell his unit. In order for the unit to participate in the rental pool, it must conform to existing standards. That would include sprinklers and a keyless entry system. Seller would be responsible for installation cost.

5. An owner signs the Annual Lease Agreement but is not in the pool because he either fails to meet current standards or reserves his unit for the entire year for personal use. Such an owner will only have Life Safety Equipment installed if he so requests and pays for it.

6. (a) Except as provided for hereinafter, if a Rental Pool Owner, who has not fully paid the costs of said Life Safety Equipment for his unit, withdraws said unit from the Lease Operation for any reason before the full costs of said Life Safety Equipment, including accrued interest, have been paid, said Rental Pool Owner shall pay, no later than the effective date of said withdrawal, the then "Proportionate Unit Charge" for said unit, computed by applying the "Withdrawal Factor" for said unit to the then "Outstanding Advances" as calculated from time to time by Lessee. Said payment may be paid from the Escrow Account for said unit to the extent available, otherwise directly by the Rental Pool Owner.

         (b) Notwithstanding the foregoing, in the event of sale, if the Purchaser of said unit elects to immediately rededicate said unit to the Lease Operation, the Seller may be relieved of the obligation to pay said "Proportionate Unit Charge" if the Purchaser, simultaneously with the acquisition of and rededication of said unit, becomes a party to an Assumption Agreement in substantially the form of the attached Exhibit A. The obligation of the Purchaser shall be exactly the same as the obligation of the Seller.

7. To be eligible for the rental pool, all C and D units must have Life Safety Equipment system installed throughout the apartment. In cases where only one part of the apartment is in the rental pool, that portion will be paid through the pooled rental pool distribution and the other half directly by the owner.

ADDENDUM TO POLICY:

Any situation not specifically addressed in the current policy statement will be decided by the LAC on a fact and circumstance basis.





                                         Revised & Adopted March 4, 1996
                                         Robert J. Singleton
                                         LAC Chairperson

                                   EXHIBIT A

                              ASSUMPTION AGREEMENT
                           Innisbrook Lease Operation
                             Life Safety Equipment


AS PART CONSIDERATION for the transfer of the ownership of the Innisbrook Condominium Unit designated below, the undersigned purchaser, upon becoming the new owner, hereby agrees:

      (a) to assume and by these presents has assumed, simultaneously with the acquisition of said Unit, the obligation of the seller for the unpaid balance, including accrued interest, of the acquisition costs of the LIFE SAFETY EQUIPMENT for said unit.

      (b) to be bound by the provisions of the Resolution of the Innisbrook Lessor's Advisory Committee (LAC) adopted March 10, 1993, including the POLICY FOR DIFFERENT SITUATIONS THAT MIGHT ARISE REGARDING THE INSTALLATION OF LIFE SAFETY EQUIPMENT adopted April 30, 1993, as amended by the Resolution of LAC adopted March 4, 1996.

      (c) to acknowledge and accept that said unpaid balance, including interest, is $______________________________ as of
                 _________________________________, and that this unpaid
                 balance may increase or decrease dependent upon the performance of the Innisbrook Lease Operation and/or the accruing of additional interest.



Purchaser:________________________

Seller:___________________________

Lodge:____________________________

Unit#(s)__________________________




                                         Executed this____day of___________,199_


                                         _______________________________________
                                                   Purchaser/New Owner

                                         _______________________________________
                                                   Purchaser/New Owner