Form 10-Q
period 1996-03-31
GOLF HOST RESORTS INC
filed 1996-05-15
CIK 42429

                                 F O R M   10-Q




                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                             ----------------------




               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of The Securities Exchange Act of 1934




                             ---------------------



                        For Quarter Ended March 3l, l996


                          Commission File No. 2-64309


                            GOLF HOST RESORTS, INC.

            STATE OF COLORADO EMPLOYER IDENTIFICATION NO. 84-0631130

               Post Office Box 3131, Durango, Colorado 81302-3l3l

                        Telephone Number (303) 259-2000



                    Indicate by check mark whether the registrant
             (1) has filed all reports required to be filed by
             Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for the past 90
             days.          Yes   X                No
                               -------                ------

               Issuer has no common stock subject to this report.



                                  Page l of l9

                            GOLF HOST RESORTS, INC.
                                 BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995



                                     ASSETS
                  (Substantially all pledged - Notes 2 and 3)


                                             MARCH 31,           DECEMBER 31,
                                               1996                  1995
                                           ------------          ------------
CURRENT ASSETS:
  Cash                                      $   238,698           $   3l2,603
  Accounts receivable                         8,26l,l8l             4,47l,677
  Notes receivable                              l47,420               627,8l7
  Inventories and supplies                    4,373,79l             4,392,498
  Prepaid expenses and other                  l,046,700             l,207,l86
  Intercompany receivables                      33l,789               567,455
                                            -----------           -----------
         Total current assets                l4,399,579            ll,579,236
                                            -----------           -----------

LONG-TERM RECEIVABLES, less
  amounts currently due                         989,785             l,0ll,87l
                                            -----------           -----------

PROPERTY AND EQUIPMENT, at cost,
  less accumulated depreciation
  and amortization                           40,l92,044            40,23l,020
                                            -----------           -----------
                                            $55,58l,408           $52,822,l27
                                            ===========           ===========



The accompanying notes are an integral part of these balance sheets. These statements were prepared from the books and records of the Company without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                            GOLF HOST RESORTS, INC.
                                 BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995



                    LIABILITIES AND SHAREHOLDERS' INVESTMENT



                                                   MARCH 31,       DECEMBER 31,
                                                     1996              1995
                                                 ------------      ------------

CURRENT LIABILITIES:
  Notes payable                                   $   94l,844       $ l,285,773
  Maturing long-term obligations                    l,929,603         l,854,40l
  Accounts payable                                  2,550,659         l,9ll,052
  Accrued expenses                                  5,02l,354         4,274,085
  Deposits and prepaid fees                         2,0l4,632         2,68l,066
                                                  -----------       -----------
    Total current liabilities                      l2,458,092        l2,006,377
                                                  -----------       -----------

LONG-TERM OBLIGATIONS, less current
  maturities                                       l9,829,990        20,659,348
                                                  -----------       -----------

LONG-TERM INTERCOMPANY                              4,986,245         4,l24,2l0
                                                  -----------       -----------

LONG-TERM CONTINGENCY (Note l)                      2,078,40l         2,077,759
                                                  -----------       -----------

SHAREHOLDERS' INVESTMENT:
  Common stock, $1 par, 5,000
    shares authorized and out-
    standing                                            5,000             5,000
  5.6% cumulative preferred
    stock, $1 par, 4,577,000
    shares authorized and
    outstanding                                     4,577,000         4,577,000
  Paid in capital                                   2,329,447         2,329,447
  Retained Earnings                                 9,3l7,233         7,042,986
                                                  -----------       -----------
    Total shareholders' investment                 l6,228,680        l3,954,433
                                                  -----------       -----------
                                                  $55,58l,408       $52,822,l27
                                                  ===========       ===========




The accompanying notes are an integral part of these balance sheets. These statements were prepared from the books and records of the Company without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                  GOLF HOST RESORTS, INC. STATEMENTS OF INCOME
                 FOR THE QUARTERS ENDED MARCH 31, 1996 AND 1995


                                                   Quarters Ended March 3l,
                                               -------------------------------
                                                 1996                  1995
                                              -----------          -----------
REVENUES:
     Hotel                                    $ 6,700,42l          $ 6,837,626
     Food and beverage                          4,827,6l6            5,045,090
     Golf                                       5,854,393            5,646,526
     Other                                      2,324,626            2,536,855
     Real estate activities                       (l4,288)                   -
                                              -----------          -----------
                                               l9,692,768           20,066,097
                                              -----------          -----------
COSTS AND OPERATING EXPENSES:
     Hotel                                      5,2l4,842            5,3l6,l85
     Food and beverage                          2,999,ll3            2,958,900
     Golf                                       l,73l,896            l,788,522
     Other                                      4,395,603            4,362,003
     General and administrative                 l,094,4l5            l,056,064
     Real estate activities                           477                  24l
                                              -----------          -----------
                                               l5,436,346           l5,48l,9l5
                                              -----------          -----------

OPERATING INCOME                                4,256,422            4,584,l82

INTEREST, NET                                     5l4,l97              553,936
                                              -----------          -----------

INCOME BEFORE INCOME TAX                        3,742,225            4,030,246

PARENT INCOME TAX CHARGE                        l,403,900            l,5l5,400
                                              -----------          -----------

INCOME BEFORE DIVIDEND
  REQUIREMENTS ON PREFERRED STOCK               2,338,325            2,5l4,846

DIVIDEND REQUIREMENTS ON
  PREFERRED STOCK                                  64,078               64,6l2
                                              -----------          -----------

NET INCOME AVAILABLE
  TO COMMON SHAREHOLDERS                      $ 2,274,247          $ 2,450,234
                                              ===========          ===========

EARNINGS PER COMMON SHARE                     $    454.85          $    490.05
                                              ===========          ===========


     The accompanying notes are an integral part of these statements. These statements were prepared from the books and records of the Company without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                            GOLF HOST RESORTS, INC.
                     STATEMENTS OF SHAREHOLDERS' INVESTMENT
                  FOR THE FIFTEEN MONTHS ENDED MARCH 31, 1996


                                                                                       Other Shareholders'
                                $1 Par Value               5.6% Cumulative                Investment
                                Common Stock               Preferred Stock           -----------------------             Total
                              -----------------         --------------------         Paid-In        Retained         Shareholders'
                              Shares      Amount        Shares        Amount         Capital        Earnings           Investment
                              ------      ------        ------        ------         -------        --------           ----------
Balance, December 3l, 1994     5,000      $5,000       4,577,000     $4,577,000      $2,329,447     $5,923,38l         $l2,834,828
                               -----      ------       ---------     ----------      ----------     ----------         -----------

  Net income available to
    common shareholders            -           -               -              -               -      l,ll9,605           l,ll9,605
                               -----      ------       ---------     ----------      ----------     ----------         -----------

Balance, December 31, 1995     5,000       5,000       4,577,000      4,577,000       2,329,447      7,042,986          l3,954,433

  Net income available to
    common shareholders            -           -               -              -               -      2,274,247           2,274,247
                               -----      ------       ---------     ----------      ----------     ----------         -----------

Balance, March 31, 1996        5,000      $5,000       4,577,000     $4,577,000      $2,329,447     $9,3l7,233         $16,228,680
                               =====      ======       =========     ==========      ==========     ==========         ===========





The accompanying notes are an integral part of these statements. These statements were prepared from the books and records of the Company without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                            GOLF HOST RESORTS, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 1996 AND 1995


                                                     1996             1995
                                                 -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income before dividend
         requirements on preferred stock         $ 2,338,325      $ 2,5l4,846
     Adjustments to reconcile net
         income to net cash flows
         from operating activities:
         Depreciation and amortization               620,l00          635,l00
         Changes in operating working capital
            other than cash (Note 7)              (2,747,206)        (650,207)
                                                 -----------      -----------
         Net cash flows provided by
            operating activities                     2ll,2l9        2,499,739
                                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment            (585,560)        (839,477)
     Recovery of cost of property and
         equipment sold                                4,440            3,540
     Additions to notes receivable                   (l7,256)            (396)
     Reductions in notes receivable                  5l9,736           43,l67
                                                 -----------      -----------
         Net cash flows used in investing
            activities                               (78,640)        (793,l66)
                                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net change in notes payable                    (343,929)               -
     Increases in long-term obligations                3,978            3,9l0
     Decreases in long-term obligations             (665,l32)        (509,282)
     Increase in long-term intercompany              797,957        l,0l6,048
     Increase in long-term contingency                   642           34,406
                                                 -----------      -----------
         Net cash flows provided by
            financing activities                    (206,484)         545,062
                                                 -----------      -----------

NET INCREASE IN CASH                                 (73,905)       2,25l,655
                                                 -----------      -----------

CASH, BEGINNING OF QUARTER                           3l2,603          824,875
                                                 -----------      -----------

CASH, END OF QUARTER                             $   238,698      $ 3,076,530
                                                 ===========      ===========


Supplemental information on noncash activities is included in Note 7.

The accompanying notes are an integral part of these statements. These statements were prepared from the books and records of the Company without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                            GOLF HOST RESORTS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1996 AND 1995




(1)      ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         During the quarter, there was no significant change from the 10-K filing of December 31, 1995.

         Financial Statement Presentation

         Certain reclassifications have been made to the December 3l, l994, March 3l, l995 and December 3l, l995 financial statements to conform to the March 3l, l996 presentation. All adjustments to the interim financial statements are of a normal recurring nature.

(2)      LINES OF CREDIT

         During the quarter, there was no significant change from the 10-K filing of December 31, 1995 except as follows:

         Under provisions of the related loan agreements, approximately $5,058,000 was available for immediate use.

(3)      LONG-TERM OBLIGATIONS AND CAPITAL LEASE OBLIGATIONS

         Long-term obligations consist of the following:


                                                  March 3l,        December 31,
                                                    1996               1995
                                                -----------        ------------
         Mortgage notes at varying
           rates, maturing primarily
           from 2006 to 2009                    $l7,973,966        $l8,8l0,l40


         Equipment revolving credit line
           at prime, maturing serially
           from l997 to 2000                      3,60l,945          3,862,987

         Other                                      672,432            346,622

         Unamortized debt discount and
           expense                                 (488,750)          (506,000)
                                                -----------        -----------
                                                 2l,759,593         22,5l3,749

    Less-current maturities                      (l,929,603)        (l,854,40l)
                                                -----------        -----------
                                                $l9,829,990        $20,659,348
                                                ===========        ===========

     The remainder of Note 3 has not changed significantly from the 10-K filing of December 31, 1995.

(4)  LEASES

     During the quarter, there was no significant change from the 10-K filing of December 31, 1995.

(5) ACCRUED EXPENSES

    Accrued expenses consist of the following:


                                                               March 3l,             December 31,
                                                                 l996                    l995
                                                             -----------             -----------
    Rental pool lease operations                             $ 3,473,610             $ l,760,259
    Salaries                                                     763,l42               l,400,364
    Taxes, other than income taxes                               379,400                 742,033
    Other                                                        405,202                 37l,429
                                                             -----------             -----------
                                                             $ 5,02l,354             $ 4,274,085
                                                             ===========             ===========

(6)      INCOME TAX ALLOCATION AND SHARING POLICY

         During the quarter, there was no significant change from the 10-K filing of December 31, 1995.

(7) SUPPLEMENTAL CASH FLOW DATA

         The (increases) decreases in working capital other than cash are as follows:


                                                               Three Months Ended March 3l,
                                                          -------------------------------------
                                                             1996                      1995
                                                          -----------              ------------
            Accounts receivable                           $(3,789,504)             $(2,280,257)
            Inventories and supplies                           l8,707                   (7,l82)
            Prepaid expenses and other                        l60,486                  (l4,660)
            Intercompany                                      235,663                  363,l0l
            Accounts payable                                  639,607                l,233,455
            Accrued expenses                                  747,269                  563,026
            Deposits and prepaid fees                        (759,434)                (507,690)
                                                          -----------              -----------

                                                          $(2,747,206)             $  (650,207)
                                                          ===========              ===========

     Noncash Financing Activities:

         The Company satisfied its preferred
            stock dividend liability to
            Golf Hosts, Inc. through the
            long-term intercompany account.                     $    64,078              $    64,6l2

                            GOLF HOST RESORTS, INC.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations




Results of Operations

         Occupancy for the quarter, measured in room nights, declined 8.0% from the prior year level. On a divisional basis, the decreases were 5.5% and 20.7% for Innisbrook and Tamarron, respectively. The most significant change at both resort locations was in the conference segment. This decline was reflective of fewer short-term bookings, particularly at Innisbrook.

         On a per occupied room night basis, revenues, excluding those attributable to real estate activities, increased 6.8%, from $357.l8 to $38l.35. Although a portion of the gain can be attributed to the impact of the relatively fixed level of condominium owner and member spending on the average spending statistic as the level of occupancy declines, the overall gain in the average spending statistic suggests that real gains in transient guest spending occurred. On a divisional basis spending was $4l4.09 and $l82.29, compared with $394.86 and $l69.20 a year earlier, for Innisbrook and Tamarron, respectively. These gains account for the modest decline of approximately l.8% in total revenue when contrasted with the 8.0% decline in room nights.

         Operating expenses as a percentage of total revenues was 78.4%, compared with 77.2% a year earlier. The increase generally can be attributed to lost economies of scale that typically accompany declines in the level of business. Interest expense, net, reflects both a decline in the level of debt outstanding and reductions in the rates of interest on that debt, when compared with a year earlier; and interest income from mortgage notes receivable resulting from real estate sales at Tamarron during l995.

         In summary, when compared with a year ago, the $288,02l decline in income before income tax reflects the $373,328 drop in revenues partially offset by reductions in costs and operating expenses, and interest, net, of $45,568 and $39,739, respectively.

Financial Condition

         At March 3l, l996, the Company's net working capital was $l,94l,487, compared with deficit net working capital of $427,l4l at December 3l, l995 and net working capital of $2,552,664 at March 3l, l995. The Company's operations are seasonal in nature; consequently, variations in working capital are to be expected.

         Operating cash flow is at its highest level for the year during the first quarter and results in greater liquidity during that period. For the balance of the year, operating levels and existing credit facilities should provide adequate liquidity to meet the Company's cash requirements.


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

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Pursuant to an agreement with the SEC staff, included in this 10-Q filing are unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation for the quarters ended March 31, 1996 and l995.

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



                                          GOLF HOST RESORTS, INC.




     Date:  May l4, l996                  By:  /s/ R. S. Ferreira
          ---------------------              -------------------------------
                                             Richard S. Ferreira
                                             Executive Vice President
                                             Chief Financial Officer




     Date:  May l4, l996                  By:  /s/ A. S. Herzog
          ---------------------              -------------------------------
                                             A. Stephen Herzog
                                             Vice President and Controller
                                             Chief Accounting Officer




     Date:  May l4, l996                  By:  /s/ R. L. Akin
          --------------------               -------------------------------
                                             Richard L. Akin
                                             Vice President
                                             and Treasurer

                          RENTAL POOL LEASE OPERATIONS



The following unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation (the Rental Pools) are for the quarters ended March 3l, l996 and 1995.

The operations of the Rental Pools are tied closely to that of Golf Host Resorts, Inc. (the Company), and provide for distribution of a percentage of the Company's room revenues, as defined in the Rental Pool Master Lease Agreements, to participating condominium owners (Participants).

The operations of the Rental Pools are more fully discussed in Form 10-K, for the fiscal year ended December 31, 1995 (File No. 2-64309).

                    INNISBROOK RENTAL POOL LEASE OPERATION
                        BALANCE SHEETS MARCH 31, 1996
                                   AND 1995

                              DISTRIBUTION FUND

                                                                                 1996                    1995
                                                                              ----------             -----------
                                                          ASSETS

RECEIVABLE FROM GOLF HOST RESORTS, INC.
  FOR DISTRIBUTION - FULLY SECURED                                            $3,249,762             $3,282,973
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND                                  24,347                 l0,463
                                                                              ----------             ----------
                                                                              $3,204,109             $3,293,436
                                                                              ==========             ==========


                                       LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                                          $2,858,421             $2,939,306
DUE TO MAINTENANCE ESCROW FUND                                                   404,62l                224,l30
RESERVE FOR ESTIMATED
  LIFE-SAFETY REIMBURSEMENT                                                        5,735                l30,000
PARTICIPANTS' FUND BALANCES                                                        -                      -
                                                                              ----------             ----------
                                                                              $3,274,109             $3,293,436
                                                                              ==========             ==========

                                                 MAINTENANCE ESCROW FUND

                                                          ASSETS

CASH AND CASH EQUIVALENTS                                                     $l,l47,24l             $  966,547
INVENTORIES                                                                          25l                    25l
RECEIVABLE FROM DISTRIBUTION FUND                                                404,62l                224,l30
INTEREST RECEIVABLE                                                               32,l48                 l5,600
                                                                              ----------             ----------
                                                                              $l,584,26l             $l,206,528
                                                                              ==========             ==========

                                       LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                                              $   l4,933             $      (49)
INTEREST PAYABLE TO DISTRIBUTION FUND                                             24,347                 l0,463
CARPET CARE RESERVE                                                               48,086                 67,847
PARTICIPANTS' FUND BALANCES                                                    l,496,895              l,l28,267
                                                                              ----------             ----------
                                                                              $l,584,26l             $l,206,528
                                                                              ==========             ==========


These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                     INNISBROOK RENTAL POOL LEASE OPERATION
                            STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 1996 AND 1995

                               DISTRIBUTION FUND

                                                                 Quarters ended March 3l,
                                                             -------------------------------
                                                                 1996                 1995
                                                             -----------         -----------
GROSS REVENUES                                               $ 6,l66,059         $ 6,222,708
                                                             -----------         -----------

DEDUCTIONS:
  Agents' commissions                                            ll8,547             l0l,028
  Audit fees                                                       3,l00               2,850
                                                             -----------         -----------
                                                                 l2l,647             l03,878
                                                             -----------         -----------

ADJUSTED GROSS REVENUES                                        6,044,4l2           6,ll8,830
MANAGEMENT FEE                                                (2,840,874)         (2,875,850)
                                                             -----------         -----------
GROSS INCOME DISTRIBUTION                                      3,203,538           3,242,980

ADJUSTMENTS TO GROSS INCOME
  DISTRIBUTION:
         Corporate complimentary occupancy fees                    3,005               l,444
         Occupancy fees                                         (539,49l)           (448,25l)
         Advisory Committee expenses                             (22,239)            (20,4l2)
         Life-safety reimbursement                                (5,735)           (l30,000)
                                                             -----------         -----------

NET INCOME DISTRIBUTION                                        2,639,078           2,645,76l

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
         Occupancy fees                                          539,49l             448,25l
         Hospitality suite fees                                    4,328               l,958
         Greens fees                                              37,508              37,668
         Additional participation credit                          l8,290              l9,335
                                                             -----------         -----------

AMOUNT AVAILABLE FOR DISTRIBUTION
         TO PARTICIPANTS                                     $ 3,238,695         $ 3,l52,973
                                                             ===========         ===========

  Average daily distribution                                 $     42.79         $     4l.62
  Average room rate                                          $   $l38.94         $    l32.47
  Room nights                                                     44,378              46,973
  Occupancy percentage                                             58.6%               62.0%
  Available number of units                                       75,692              76,865
  Average number of available units                                  832                 842

     These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                                    Page l5

                    INNISBROOK RENTAL POOL LEASE OPERATION
                 STATEMENTS OF CHANGES IN PARTICIPANTS' FUND
                  BALANCES FOR THE QUARTERS ENDED MARCH 31,
                                1996 AND 1995

                               DISTRIBUTION FUND

                                                                Quarters ended March 3l,
                                                          -------------------------------------
                                                             1996                       1995
                                                          -----------               -----------
BALANCE, beginning of period                              $       -                 $      -

ADDITIONS:
  Amounts available for distribution
     before life-safety reimbursement                       3,244,430                 3,282,973
   Interest received or receivable from
      Maintenance Escrow Fund                                  24,347                    l0,463

REDUCTIONS:
  Amounts withheld for Maintenance Escrow Fund               (404,62l)                 (224,l30)
   Amounts held in reserve for estimated
      life-safety reimbursement                                (5,735)                 (130,000)
   Amounts accrued or paid to participants                 (2,858,42l)               (2,939,306)
                                                          -----------               -----------

BALANCE, end of period                                    $      -                  $      -
                                                          ===========               ===========


                            MAINTENANCE ESCROW FUND

                                                                 Quarters ended March 3l,
                                                          -------------------------------------
                                                              1996                     1995
                                                          -----------               -----------
BALANCE, beginning of period                              $ l,l4l,259               $   85l,207

ADDITIONS:
  Amounts withheld from occupancy fees                        404,62l                   224,l30
  Interest earned                                              24,347                    l0,463
  Charges to participants to establish
     or restore escrow balances                               239,474                   2l9,543

REDUCTIONS:
  Maintenance charges                                        (266,489)                 (l55,296)
   Carpet care reserve deposit                                (l0,792)                   (4,486)
   Interest accrued or paid to
     Distribution Fund                                        (24,347)                  (l0,463)
  Refunds to participants as prescribed by
    the Master Lease Agreement                                (ll,l78)                   (6,83l)
                                                          -----------               -----------

BALANCE, end of period                                    $ l,496,895               $ l,l28,267
                                                          ===========               ===========

     These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                                    Page l6

              TAMARRON RENTAL POOL LEASE OPERATION BALANCE SHEETS
                            MARCH 31, 1996 AND 1995

                               DISTRIBUTION FUND

                                                                                               1996               1995
                                                                                            ----------        ----------
                                                          ASSETS

CASH                                                                                        $    l,000        $    1,000
RECEIVABLE FROM GOLF HOST RESORTS, INC.
  FOR DISTRIBUTION                                                                             223,848           270,667
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND                                                 l,l80             2,309
                                                                                            ----------        ----------
                                                                                            $  226,028        $  273,976
                                                                                            ==========        ==========


                                       LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                                                        $  l83,300        $  224,799
DUE TO MAINTENANCE ESCROW FUND                                                                  42,728            49,l77
PARTICIPANTS' FUND BALANCES                                                                      -                  -
                                                                                            ----------        ----------
                                                                                            $  226,028        $  273,976
                                                                                            ==========        ==========


                                                 MAINTENANCE ESCROW FUND

                                                          ASSETS

CASH AND CASH EQUIVALENTS                                                                   $  l26,695        $  2l6,804
DUE FROM DISTRIBUTION FUND                                                                      42,728            49,l77
INTEREST RECEIVABLE                                                                                374             -
INVENTORY:
  Linen                                                                                         84,408            6l,887
  Materials and supplies                                                                         7,806            l7,833
DEPOSITS                                                                                         4,37l            86,500
                                                                                            ----------        ----------
                                                                                            $  266,382        $  432,20l
                                                                                            ==========        ==========


                                       LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                                                            $   ll,l32        $      9l3
INTEREST PAYABLE TO DISTRIBUTION FUND                                                            l,l80             2,309
PARTICIPANTS' FUND BALANCES                                                                    254,070           428,979
                                                                                            ----------        ----------
                                                                                            $  266,382        $  432,20l
                                                                                            ==========        ==========


These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                                    Page l7

                      TAMARRON RENTAL POOL LEASE OPERATION
                            STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 1996 AND 1995

                               DISTRIBUTION FUND

                                                                                 1996                       1995
                                                                             -----------                -----------
GROSS REVENUES                                                               $   534,362                $   6l4,9l8
                                                                             -----------                -----------

DEDUCTIONS:
  Agents' commissions                                                             36,579                     l7,258
  Sales and marketing expenses                                                    45,42l                     55,343
  Audit fees                                                                       2,60l                      2,45l
                                                                             -----------                -----------
                                                                                  84,60l                     75,052
                                                                             -----------                -----------

ADJUSTED GROSS REVENUES                                                          449,76l                    539,866
MANAGEMENT FEE                                                                  (224,88l)                  (269,933)
                                                                             -----------                -----------
GROSS INCOME DISTRIBUTION                                                        224,880                    269,933

ADJUSTMENTS TO GROSS INCOME
  DISTRIBUTION:
         Corporate complimentary occupancy fees                                      695                        734
         Occupancy fees                                                          (56,683)                   (74,lll)
         Designated items                                                        (l3,386)                    (9,597)
         Advisory Committee expenses                                              (l,780)                    (l,524)
                                                                             -----------                -----------

POOLED INCOME                                                                    l53,726                    l85,435

ADJUSTMENTS TO POOLED INCOME:
         Hospitality suite fees                                                       53                       -
         Occupancy fees                                                           56,683                     74,lll
                                                                             -----------                -----------

NET INCOME DISTRIBUTION                                                      $   2l0,462                $   259,546
                                                                             ===========                ===========



  Average daily distribution                                                 $      8.26                $     l0.55
  Average room rate                                                          $     73.2l                $     66.80
  Room nights                                                                      7,299                      9,206
  Occupancy percentage                                                             28.7%                      37.4%
  Average number of available units                                                  280                        273
  Number of units in Rental Pool at 3/3l/96                                          290                        289

     These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                                    Page l8

                      TAMARRON RENTAL POOL LEASE OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
                 FOR THE QUARTERS ENDED MARCH 31, 1996 AND 1995

                               DISTRIBUTION FUND

                                                                                              1996              1995
                                                                                          ------------       -----------
BALANCE, beginning of period                                                              $      -           $      -

ADDITIONS:
  Amounts available for distribution                                                          2l0,462            259,546
     Interest received or receivable from
         Maintenance Escrow Fund                                                                l,l80              2,309

REDUCTIONS:
  Amounts withheld for Maintenance Escrow Fund                                                (28,342)           (37,056)
     Amounts accrued or paid to participants                                                 (l83,300)          (224,799)
                                                                                          -----------        -----------

BALANCE, end of period                                                                    $      -           $      -
                                                                                          ===========        ===========



                                                 MAINTENANCE ESCROW FUND

BALANCE, beginning of period                                                              $   328,336        $   397,655

ADDITIONS:
  Amounts withheld from occupancy fees                                                         28,342             37,056
  Interest earned                                                                               l,l80              2,309
  Reimbursement of designated items                                                            l3,386              9,597
  Charges to participants to establish
       or restore escrow balances                                                              l6,684             46,98l

REDUCTIONS:
  Maintenance and inventory charges                                                           (36,7l7)           (30,037)
     Refurbishing charges                                                                     (75,745)            (8,876)
     Interest accrued or paid to
       Distribution Fund                                                                       (l,l80)            (2,309)
     Designated items                                                                         (l3,387)            (9,597)
  Refunds to participants as prescribed
    by Master Lease Agreement                                                                  (6,829)           (l3,800)
                                                                                          -----------        -----------

BALANCE, end of period                                                                    $   254,070        $   428,979
                                                                                          ===========        ===========


     These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.


                                    Page l9