Form 10-Q
period 1996-06-30
GOLF HOST RESORTS INC
filed 1996-08-13
CIK 42429

                                 F O R M   10-Q




                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549



                              --------------------



               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of The Securities Exchange Act of 1934



                              --------------------



                        For Quarter Ended June 30, 1996


                          Commission File No. 2-64309


                            GOLF HOST RESORTS, INC.

            STATE OF COLORADO EMPLOYER IDENTIFICATION NO. 84-0631130

                Post Office Drawer 3131, Durango, Colorado 81302

                        Telephone Number (970) 259-2000



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing
requirements for the past 90 days. - Yes   X               No
                                          ---                 ---

     Issuer has no common stock subject to this report.

                            GOLF HOST RESORTS, INC.
                                 BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995



                                     ASSETS
                  (Substantially all pledged - Notes 2 and 3)



                                             JUNE 30,    DECEMBER 31,
                                               1996         1995
                                            -----------  ------------


          CURRENT ASSETS:
            Cash                            $ 2,464,106  $   312,603
            Accounts receivable               4,245,665    4,471,677
            Notes receivable                    122,461      627,817
            Inventories and supplies          4,562,144    4,392,498
            Prepaid expenses and other        1,269,703    1,207,186
            Intercompany receivables            357,251      567,455
                                            -----------  -----------
            Total current assets             13,021,330   11,579,236
                                            -----------  -----------

          LONG-TERM RECEIVABLES, less
            amounts currently due               983,941    1,011,871
                                            -----------  -----------

          PROPERTY AND EQUIPMENT, at cost,
            less accumulated depreciation    40,121,384   40,231,020
                                            -----------  -----------
                                            $54,126,655  $52,822,127
                                            ===========  ===========




The accompanying notes are an integral part of these balance sheets. These statements were prepared from the books and records of the Company without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                            GOLF HOST RESORTS, INC.
                                 BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995




                    LIABILITIES AND SHAREHOLDERS' INVESTMENT




                                                JUNE 30,    DECEMBER 31,
                                                  1996          1995
                                             -------------  ------------

        CURRENT LIABILITIES:
          Notes payable                       $       100   $ 1,285,773
          Maturing long-term obligations        2,533,046     1,854,401
          Accounts payable                      2,096,313     1,911,052
          Accrued expenses                      4,350,141     4,274,085
          Deposits and prepaid fees             2,201,141     2,681,066
                                              -----------   -----------
             Total current liabilities         11,180,741    12,006,377
                                              -----------   -----------

        LONG-TERM OBLIGATIONS,
           less current maturities             19,424,515    20,659,348
                                              -----------   -----------

        LONG-TERM INTERCOMPANY                  5,123,400     4,124,210
                                              -----------   -----------

        LONG-TERM CONTINGENCY                   2,148,235     2,077,759
                                              -----------   -----------

        SHAREHOLDERS' INVESTMENT:
          Common stock, $1 par, 5,000
             shares authorized and out-
             standing                               5,000         5,000
          5.6% cumulative preferred
             stock, $1 par, 4,577,000
             shares authorized and
             outstanding                        4,577,000     4,577,000
          Paid-in capital                       2,329,447     2,329,447
          Retained Earnings                     9,338,317     7,042,986
                                              -----------   -----------
             Total shareholders' investment    16,249,764    13,954,433
                                              -----------   -----------
                                              $54,126,655   $52,822,127
                                              ===========   ===========


The accompanying notes are an integral part of these balance sheets. These statements were prepared from the books and records of the Company without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                           GOLF HOST RESORTS, INC.
                             STATEMENTS OF INCOME
         FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                  Quarters Ended June 30,    Six Months Ended June 30,
                                                --------------------------  ----------------------------
                                                    1996          1995          1996           1995
                                                ------------   -----------  -------------  -------------
REVENUES:
  Hotel                                          $ 4,174,702   $ 4,404,021   $10,875,123     $11,241,647
  Food and beverage                                3,746,335     3,833,994     8,573,951       8,879,084
  Golf                                             3,665,311     4,042,573     9,519,704       9,689,099
  Other                                            1,861,398     1,847,945     4,186,024       4,384,800
  Real estate activities                             -              -            (14,288)        -
                                                 -----------   -----------   -----------     -----------
                                                  13,447,746    14,128,533    33,140,514      34,194,630
                                                 -----------   -----------   -----------     -----------
COSTS AND OPERATING EXPENSES:
  Hotel                                            3,698,205     3,868,447     8,913,047       9,184,632
  Food and beverage                                2,524,660     2,622,784     5,523,773       5,581,684
  Golf                                             1,554,343     1,588,550     3,286,239       3,377,072
  Other                                            4,250,767     4,300,621     8,646,370       8,662,624
  General and administrative                         832,586       898,394     1,927,001       1,954,458
  Real estate activities                             -               2,534           477           2,775
                                                 -----------   -----------   -----------     -----------
                                                  12,860,561    13,281,330    28,296,907      28,763,245
                                                 -----------   -----------   -----------     -----------
OPERATING INCOME                                     587,185       847,203     4,843,607       5,431,385

INTEREST, NET                                        481,523       472,624       995,720       1,026,560
                                                 -----------   -----------   -----------     -----------

INCOME  BEFORE INCOME TAXES                          105,662       374,579     3,847,887       4,404,825

PARENT INCOME TAX CHARGE                              20,500       130,700     1,424,400       1,646,100
                                                 -----------   -----------   -----------     -----------
INCOME BEFORE DIVIDEND
  REQUIREMENTS ON PREFERRED STOCK                     85,162       243,879     2,423,487       2,758,725
DIVIDEND REQUIREMENTS ON
  PREFERRED STOCK                                     64,078        63,900       128,156         128,512
                                                 -----------   -----------   -----------     -----------

NET INCOME AVAILABLE
   TO COMMON SHAREHOLDERS                        $    21,084   $   179,979   $ 2,295,331     $ 2,630,213
                                                 ===========   ===========   ===========     ===========
EARNINGS PER COMMON SHARE                        $      4.22   $     36.00   $    459.07     $    526.04
                                                 ===========   ===========   ===========     ===========

The accompanying notes are an integral part of these statements. These statements were prepared from the books and records of the Company without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                           GOLF HOST RESORTS, INC.
                    STATEMENTS OF SHAREHOLDERS' INVESTMENT
                 FOR THE EIGHTEEN MONTHS ENDED JUNE 30, 1996

                                                                        Other Shareholders'
                             $1 Par Value        5.6% Cumulative            Investment
                             Common Stock        Preferred Stock      ----------------------       Total
                            --------------   -----------------------    Paid-In    Retained    Shareholders'
                            Shares  Amount     Shares       Amount      Capital    Earnings      Investment
                            ------  ------   ----------   ----------  ----------  ----------    -----------
Balance, December 31, 1994   5,000  $5,000    4,577,000   $4,577,000  $2,329,447  $5,923,381    $12,834,828
                            ------  ------   ----------   ----------  ----------  ----------    -----------
  Net income available to
    common shareholders        -       -         -            -           -        1,119,605      1,119,605
                            ------  ------   ----------   ----------  ----------  ----------    -----------
Balance, December 31, 1995   5,000   5,000    4,577,000    4,577,000   2,329,447   7,042,986     13,954,433

  Net income available to
    common shareholders        -       -           -            -           -      2,295,331      2,295,331
                            ------  ------   ----------   ----------  ----------  ----------    -----------
Balance, December 31, 1996   5,000  $5,000    4,577,000   $4,577,000  $2,329,447  $9,338,317    $16,249,764
                            ======  ======   ==========   ==========  ==========  ==========    ===========

The accompanying notes are an intergeral part of these statements. These statements were prepared from the books and records of the Company without necessary for a fair presentation.

                            GOLF HOST RESORTS, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                             SIX MONTHS ENDED JUNE 30,
                                            ---------------------------
                                                1996          1995
                                            -----------    ------------

 CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income before dividend requirements
      on preferred stock                     $2,423,487     $2,758,725
   Adjustments to reconcile net
      income to net cash flows from
      operating activities:

      Depreciation                            1,240,200      1,270,200
      Changes in working capital
         other than cash (Note 7)              (107,551)    (1,777,582)
                                             ----------     ----------
      Net cash flows provided by
         operating activities                 3,556,136      2,251,343

 CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment       (1,142,757)    (1,734,335)
   Recovery of cost of property and
      equipment sold                             12,190          3,540
   Reductions in notes receivable               550,800         73,451
   Additions to notes receivable                (17,517)          (749)
                                             ----------     ----------
      Net cash flows used in investing
         activities                            (597,284)    (1,658,093)
                                             ----------     ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:

   Net change in notes payable               (1,285,673)        -
   Increases in long-term obligations           454,012          8,047
   Decreases in long-term obligations          (917,198)    (1,021,470)
   Increases in long-term intercompany          871,034      1,444,822
   Increases in long-term contingency            70,476        214,983
                                             ----------     ----------
      Net cash flows (used in) provided by
         financing activities                  (807,349)       646,382
                                             ----------     ----------

 NET INCREASE IN CASH                         2,151,503      1,239,632

 CASH, BEGINNING OF PERIOD                      312,603        824,875
                                             ----------     ----------

 CASH, END OF PERIOD                         $2,464,106     $2,064,507
                                             ==========     ==========


Supplemental information on noncash financing and investing activities is included in Note 7.

The accompanying notes are an integral part of these statements. These statements were prepared from the books and records of the Company without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                            GOLF HOST RESORTS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995


(1) ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES

    During the quarter, there was no significant change from the 10-K filing of December 31, 1995.

    Financial Statement Presentation

    Certain reclassifications have been made to the December 31, 1994, June 30, 1995 and December 31, 1995 financial statements to conform to the June 30, 1996 presentation. All adjustments to the interim financial statements are of a normal recurring nature.

(2) LINES OF CREDIT

    During the quarter, there was no significant change from the 10-K filing of December 31, 1995 except as follows:

    Under provisions of the related loan agreements, approximately $3,857,000 was available for immediate use.

(3) LONG-TERM AND CAPITAL LEASE OBLIGATIONS

    Long-term obligations consist of the following:


                                              June 30,    December 31,
                                                1996          1995
                                           -------------  -------------

        Mortgage notes at varying
           rates, maturing primarily
           from 2006 to 2007                $18,127,306    $18,810,140

        Equipment revolving credit line
           at prime, maturing serially
           from 1997 to 2000                  4,051,945      3,862,987


        Other                                   262,310        346,622

        Unamortized debt discount expense      (484,000)      (506,000)
                                            -----------    -----------
                                             21,957,561     22,513,749

        Less-current maturities              (2,533,046)    (1,854,401)
                                            -----------    -----------
                                            $19,424,515    $20,659,348
                                            ===========    ===========

    The remainder of Note 3 has not changed significantly from the 10-K filing of December 31, 1995.

(4) LEASES

    During the quarter, there was no significant change from the 10-K filing of December 31, 1995.

(5) ACCRUED EXPENSES

    Accrued expenses consist of the following:



                                              June 30,  December 31,
                                               1996         1995
                                            ----------  ------------

            Rental pool lease operations    $2,341,380   $1,760,259
            Salaries                         1,122,936    1,400,364
            Taxes, other than income taxes     572,720      742,033
            Other                              181,039      371,429
                                            ----------   ----------
                                            $4,350,141   $4,274,085
                                            ==========   ==========


(6) INCOME TAX ALLOCATION AND SHARING POLICY

    During the quarter, there was no significant change from the 10-K filing of December 31, 1995.

(7) SUPPLEMENTAL CASH FLOW DATA

    The (increases) decreases in working capital other than cash are as follows:



                                        Six Months Ended June 30,
                                        ----------------------------
                                            1996          1995
                                        -------------  -------------

            Accounts receivable         $ 226,012      $  (473,893)
            Inventories and supplies     (169,646)         (53,344)
            Prepaid expenses and other    (62,517)         (11,234)
            Intercompany                  210,208         (436,600)
            Accounts payable              185,261          495,564
            Accrued expenses               76,056         (260,435)
            Deposits and prepaid fees    (572,925)     $(1,037,640)
                                        ---------      -----------
                                        $(107,551)     $(1,777,582)
                                        =========      ===========

    Noncash Financing Activities:


            The Company satisfied its preferred
            stock dividend liability to
            Golf Hosts, Inc. through the
            intercompany account.                $128,156  $128,512

                          GOLF  HOST RESORTS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

     Occupancy for the quarter, measured in room nights, declined 10.2% from the year-ago level. On a divisional basis, the decreases were 9.8% and 11.7% for Innisbrook and Tamarron, respectively. Approximately 85% of the decline was in the conference segment, with a proportionately larger share of the total decline occurring at Tamarron. The reduction in conference business at Tamarron can be attributed to a shortage of scheduled airline seats into Durango, while the reduction at Innisbrook was not attributable to any one significant cause.

     Revenues for the quarter were 4.8% behind last year. On a per occupied room night basis, revenues increased 6.0%, with Innisbrook experiencing a gain of 7.2% while Tamarron experienced a modest decline of 1%. The gains in spending partially mitigated the effects of the occupancy decline on total revenues.

     Operating income for the quarter was 4.4% of total revenues, compared with 6.0% a year earlier. The decline generally can be attributed to the lack of economies of scale that typically accompany higher levels of business.
Interest expense, net, for the quarter was virtually the same as the year-ago level.

     In summary, the $268,917 decline in income before income taxes, when compared with the same quarter a year earlier, reflects a drop in revenues of $680,789 and a decrease in marginal operating income.

     For the six months ended June 30, 1996, occupied rooms declined 9.0% from the level of a year earlier. An improvement of 6.5% in the level of spending per occupied room, with both divisions reporting gains, limited the decline in total revenues to 3.1%. Costs and operating expenses were 85.4% of revenues compared with 84.1% for the same period a year earlier. The $588,778 decline in income before income taxes reflects the drop in revenue and the impact of lower business volumes on the operating income percentage.

FINANCIAL CONDITION


     At June 30, 1996, the Company's net working capital position was $1,840,589, compared with $2,649,959 at June 30, 1995, and a deficit $427,141 at December 31, 1995. The Company typically experiences seasonal fluctuations in its net working capital position without impairing its ability to pay its trade creditors in a timely manner and satisfy its financial obligations in an orderly fashion.

     The Company maintains satisfactory relations with several financial institutions. Liquidity is provided by an accounts receivable and inventory credit line of $6,000,000, of which approximately $3,900,000 was available for immediate use at June 30, 1996, and a revolving mortgage credit facility of $2,000,000. Specific financing is in place for equipment additions.

     Based on expected operating levels for the balance of the year and the existence of credit facilities with its lenders, the Company assesses its liquidity situation as satisfactory.

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

      Item 4.  Submission of Matters to a Vote of Security Holders

               Not applicable.

      Item 5.  Other Information

               Pursuant to an agreement with the SEC staff, included in this 10-Q filing are unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron
               Rental Pool Lease Operation for the quarter and six months ended June 30, 1996.

      Item 6.  Exhibits and Reports on Form 8-K

               (a) Exhibits

                   27 - Financial Data Schedule (for SEC use only)

               (b) Reports on Form 8-K

                   None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            GOLF HOST RESORTS, INC.





Date: August 12, 1996           By: /s/ R. S. Ferreira
     ---------------            ---------------------------
                                Richard S. Ferreira
                                Executive Vice President
                                Chief Financial Officer




Date: August 12, 1996           By: /s/ A. S. Herzog
     ---------------            ---------------------------
                                A. Stephen Herzog
                                Vice President and Controller
                                Chief Accounting Officer

Date: August 12, 1996           By: /s/ R. L. Akin
     ---------------            -----------------------
                                Richard L. Akin
                                Vice President
                                and Treasurer

                          RENTAL POOL LEASE OPERATIONS



The following unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation (the Rental Pools) are for the quarter and six months ended June 30, 1996.

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

                     INNISBROOK RENTAL POOL LEASE OPERATION
                                 BALANCE SHEETS
                             JUNE 30, 1996 AND 1995

                               DISTRIBUTION FUND

                                   ASSETS


                                                    1996        1995
                                                 ----------  ----------
RECEIVABLE FROM GOLF HOST RESORTS, INC.
 FOR DISTRIBUTION - FULLY SECURED                $1,808,415  $1,956,199
INTEREST RECEIVABLE FROM MAINTENANCE
 ESCROW FUND                                         16,784      14,308
                                                 ----------  ----------
                                                 $1,825,199  $1,970,507
                                                 ==========  ==========


                 LIABILITIES AND PARTICIPANTS' FUND BALANCES


DUE TO PARTICIPANTS FOR DISTRIBUTION             $1,469,054  $1,621,920
DUE TO MAINTENANCE ESCROW FUND                      310,851     182,587
RESERVE FOR ESTIMATED LIFE-SAFETY
 REIMBURSEMENT                                       45,294     166,000
PARTICIPANTS' FUND BALANCES                               0           0
                                                 ----------  ----------
                                                 $1,825,199  $1,970,507
                                                 ==========  ==========


                           MAINTENANCE ESCROW FUND

                                   ASSETS


CASH AND CASH EQUIVALENTS                        $1,345,193  $1,350,282
INVENTORIES                                             251         251
RECEIVABLE FROM DISTRIBUTION FUND                   310,851     182,587
INTEREST RECEIVABLE                                  13,260      13,549
                                                 ----------  ----------
                                                 $1,669,555  $1,546,669
                                                 ==========  ==========


                  LIABILITIES AND PARTICIPANTS' FUND BALANCES


ACCOUNTS PAYABLE                                 $      268  $  115,136
INTEREST PAYABLE TO DISTRIBUTION FUND                16,784      14,308
CARPET CARE RESERVE                                  45,420      55,603
PARTICIPANTS' FUND BALANCES                       1,607,083   1,361,622
                                                 ----------  ----------
                                                 $1,669,555  $1,546,669
                                                 ==========  ==========


These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                   INNISBROOK RENTAL POOL LEASE OPERATION
                          STATEMENTS OF OPERATIONS
        FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                              DISTRIBUTION FUND


                                              Current Quarter                   Year-to-Date
                                         ------------------------         -------------------------
                                            1996          1995               1996          1995
                                         ----------    ----------         ----------    -----------

GROSS REVENUES                           $3,453,553    $3,544,678         $9,619,612    $ 9,767,386
                                         ----------    ----------         ----------    -----------
REDUCTIONS:
  Agents' commissions                        84,723       140,450            203,270        241,478
  Audit fees                                  3,000         3,000              6,100          5,850
                                         ----------    ----------         ----------    -----------
                                             87,723       143,450            209,370        247,328
                                         ----------    ----------         ----------    -----------
ADJUSTED GROSS REVENUES                   3,365,830     3,401,228          9,410,242      9,520,058
MANAGEMENT FEE                           (1,581,940)   (1,598,577)        (4,422,814)    (4,474,427)
                                         ----------    ----------         ----------    -----------
GROSS INCOME DISTRIBUTION                 1,783,890     1,802,651          4,987,428      5,045,631

ADJUSTMENTS TO GROSS INCOME
  DISTRIBUTION:
    Corporate complimentary
      occupany fees                           2,135         1,766              5,141          3,210
    Occupancy fees                         (414,465)     (365,165)          (953,956)      (813,416)
    Advisory Committee expenses             (23,838)      (21,325)           (46,078)       (41,737)
    Life-safety reimbursement               (39,559)      (36,000)           (45,294)      (166,000)
                                         ----------    ----------         ----------    -----------
NET INCOME DISTRIBUTION                   1,308,163     1,381,927          3,947,241      4,027,688

ADJUSTMENTS TO NET INCOME
 DISTRIBUTION:
    Occupancy fees                          414,465       365,165            953,956        813,416
    Hospitality suite fees                    2,852           770              7,181          2,727
    Greens fees                              19,546        23,407             57,053         61,076
    Additional participation credit          18,095        18,930             36,385         38,265
                                         ----------    ----------         ----------    -----------
AMOUNT AVAILABLE FOR DISTRIBUTION
   TO PARTICIPANTS                       $1,763,121    $1,790,199         $5,001,816    $ 4,943,172
                                         ==========    ==========         ==========    ===========
   Average daily distribution            $    21.13    $    21.10         $    31.43    $     30.57
   Average room rate                     $   101.63    $    94.08         $   122.76    $    115.38
   Room nights                               33,980        37,679             78,358         84,652
   Available room nights                     83,444        84,847            159,136        161,712
   Occupancy percentage                        40.7%         44.4%              49.2%          52.3%
   Average number of available units            917           932                874            893

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                       INNISBROOK RENTAL POOL OPERATION
             STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
         FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                              DISTRIBUTION FUND

                                                        Current Quarter              Year-to-Date
                                                 ---------------------------  ---------------------------
                                                     1996           1995          1996           1995
                                                 ------------  -------------  ------------   ------------
BALANCE, beginning of period                     $      -      $       -      $       -      $      -

ADDITIONS:
  Amounts available for distribution
    before life-safety reimbursement               1,802,680     1,826,199      5,047,110      5,109,172
  Interest received or receivable from
    Maintenance Escrow Fund                           16,784        14,308         41,131         24,771

REDUCTIONS:
  Amount withheld for Maintenance Escrow Fund       (310,851)     (182,587)      (715,472)      (406,717)
  Amounts held  in reserve for estimated
    life-safety reimbursement                        (39,559)      (36,000)       (45,294)      (166,000)
  Amounts accrued or paid to participants         (1,469,054)   (1,621,920)    (4,327,475)    (4,561,226)
                                                 -----------   -----------    -----------    -----------
BALANCE, end of period                           $      -      $       -      $       -      $      -
                                                 ===========   ===========    ===========    ===========


                                                MAINTENANCE ESCROW FUND

BALANCE, beginning of period                     $ 1,496,895   $ 1,128,267    $ 1,141,259        851,207

ADDITIONS:
  Amounts withheld from occupancy fees               310,851       182,587        715,472        406,717
  Interest earned                                     16,784        14,308         41,131         24,771
  Charges to participants to establish
    or restore escrow balances                       279,991       497,298        519,465        716,841

REDUCTIONS:
  Maintenance charges                               (449,856)     (433,696)      (716,345)      (588,992)
  Carpet care reserve deposit                         (8,293)       (3,655)       (19,085)        (8,141)
  Interest accrued or paid to
    Distribution Fund                                (16,784)      (14,308)       (41,131)       (24,771)
  Refunds to participants as prescribed
    by Master Lease Agreement                        (22,505)       (9,179)       (33,683)       (16,010)
                                                 -----------   -----------    -----------     ----------
BALANCE, end of period                           $ 1,607,083   $ 1,361,622    $ 1,607,083     $1,361,622
                                                 ===========   ===========    ===========     ==========

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                      TAMARRON RENTAL POOL LEASE OPERATION
                                 BALANCE SHEETS
                             JUNE 30, 1996 AND 1995

                               DISTRIBUTION FUND

                                     ASSETS


                                                    1996         1995
                                                  --------     --------
CASH                                              $  l,000     $  1,000
RECEIVABLE FROM GOLF HOST RESORTS, INC.
  FOR DISTRIBUTION                                 317,655      374,840
INTEREST RECEIVABLE FROM MAINTENANCE
  ESCROW FUND                                        1,147          521
                                                  --------     --------
                                                  $319,802     $376,361
                                                  ========     ========


          LIABILITIES AND PARTICIPANTS' FUND BALANCES


DUE TO PARTICIPANTS FOR DISTRIBUTION              $264,791     $307,941
DUE TO MAINTENANCE ESCROW FUND                      55,011       68,420
PARTICIPANTS' FUND BALANCES                            -           -
                                                  --------     --------
                                                  $319,802     $376,361
                                                  ========     ========


                    MAINTENANCE ESCROW FUND

                             ASSETS


CASH AND CASH EQUIVALENTS                         $149,252    $ 99,949
DUE FROM DISTRIBUTION FUND                          55,011      68,421
INTEREST RECEIVABLE                                    934           -
INVENTORY:
  Linen                                            114,237     109,303
  Materials and supplies                             8,285      13,538
DEPOSITS                                            16,000      62,837
                                                  --------    --------
                                                  $343,719    $354,048
                                                  ========    ========

          LIABILITIES AND PARTICIPANTS' FUND BALANCES


ACCOUNTS PAYABLE                                  $  6,493     $  2,014
INTEREST PAYABLE TO DISTRIBUTION FUND                1,147          521
PARTICIPANTS' FUND BALANCES                        336,079      351,513
                                                  --------     --------
                                                  $343,719     $354,048
                                                  ========     ========



These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                     TAMARRON RENTAL POOL LEASE OPERATION
                           STATEMENTS OF OPERATIONS
         FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                              DISTRIBUTION FUND


                                                      Current Quarter              Year-to-Date
                                                 ---------------------------  ---------------------------
                                                     1996         1995           1996            1995
                                                 -----------   ----------    -----------     -----------
GROSS REVENUES                                   $  721,149    $  859,343    $1,255,511      $1,474,261
                                                 ----------    ----------    -----------     -----------
REDUCTIONS:
  Sales and marketing expenses                       61,297        77,341       106,718         132,684
  Agents' commissions                                15,781        31,463        52,360          48,721
  Audit fees                                          2,601         2,529         5,202           4,980
                                                 ----------    ----------    ----------      ----------
                                                     79,679       111,333       164,280         186,385
                                                 ----------    ----------    ----------      ----------
ADJUSTED GROSS REVENUES                             641,470       748,010     1,091,231       1,287,876
MANAGEMENT FEE                                     (320,735)     (374,005)     (545,616)       (643,938)
                                                 ----------    ----------    ----------      ----------
GROSS INCOME DISTRIBUTION                           320,735       374,005       545,615         643,938

ADJUSTMENTS TO GROSS INCOME
DISTRIBUTION:
     Corporate complimentary
       occupancy fees                                   903           730         1,598           1,464
     Occupancy fees                                 (67,475)      (75,742)     (124,158)       (149,853)
     Designated items                               (20,273)      (25,381)      (33,659)        (34,978)
     Advisory Committee expenses                     (3,983)       (4,168)       (5,763)         (5,692)
                                                 ----------    ----------    ----------      ----------
POOLED INCOME                                       229,907       269,444       383,633         454,879

ADJUSTMENTS TO POOLED INCOME:
    Hospitality suite fees                                -           105            53             105
    Occupancy fees                                   67,475        75,742       124,158         149,853
                                                 ----------    ----------    ----------      ----------
NET INCOME DISTRIBUTION                          $  297,382    $  345,291     $ 507,844      $  604,837
                                                 ==========    ==========    ==========      ==========
  Average daily distribution                     $    11.38    $    13.42     $    9.83      $    12.02
  Average room rate                              $    86.98    $    91.54     $   80.53      $    79.29
  Room nights                                         8,288         9,388        15,587          18,594
  Occupancy percentage                                 31.7%         36.5%         30.1%           37.0%
  Average number of available units                     288           283           284             278
  Number of units in Rental Pool at
    end of period                                       298           291         -              -


These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                     TAMARRON RENTAL POOL LEASE OPERATION
             STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
         FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                               DISTRIBUTION FUND

                                                        Current Quarter              Year-to-Date
                                                 ---------------------------  -------------------------
                                                     1996           1995          1996          1995
                                                 ------------  -------------  ------------   ----------
BALANCE, beginning of period                      $       -    $        -     $       -      $       -

ADDITIONS:
  Amounts available for distribution                297,382       345,291       507,844        604,836
  Interest received or receivable from
    Maintenance Escrow Fund                           1,147           521         2,327          2,830
REDUCTIONS:
  Amounts withheld for Maintenance Escrow Fund      (33,738)      (37,871)      (62,080)       (74,927)
  Amounts accrued or paid to participants          (264,791)     (307,941)     (448,091)      (532,739)
                                                  ---------     ---------     ---------      ---------
BALANCE, end of period                            $       -    $        -     $    -         $       -
                                                  =========    ==========     =========      =========

                                                        MAINTENANCE ESCROW FUND

BALANCE, beginning of period                      $ 254,070    $  428,979     $ 328,336      $ 397,655

ADDITIONS:
  Amounts withheld from occupancy fees               33,738        37,871        62,080         74,927
  Interest earned                                     1,147           521         2,327          2,830
  Reimbursement of designated items                  20,273        25,381        33,659         34,978
  Charges to participants to establish
    or restore escrow balances                      125,948        30,085       142,632         77,066

REDUCTIONS:
  Maintenance and inventory charges                 (51,905)      (70,620)      (88,622)      (100,657)
  Refurbishing charges                              (17,804)      (73,902)      (93,549)       (82,778)
  Interest accrued or paid to
    Distribution Fund                                (1,147)         (521)       (2,327)        (2,830)
  Designated items                                  (20,273)      (25,381)      (33,660)       (34,978)
  Refunds to participants as prescribed
    by Master Lease Agreement                        (7,968)         (900)      (14,797)       (14,700)
                                                  ---------  ------------     ---------       --------
BALANCE, end of period                            $ 336,079  $    351,513     $ 336,079       $351,513
                                                  =========  ============     =========       ========

These statements were repared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.