Form 10-Q/A
period 1996-06-30
GOLF HOST RESORTS INC
filed 1996-10-03
CIK 42429

                                 F O R M   10-Q/A





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

(5) ACCRUED EXPENSES

    Accrued expenses consist of the following:




                                              June 30,  December 31,
                                               1996         1995
                                            ----------  ------------

            Rental pool lease operations    $2,080,776   $1,760,259
            Salaries                         1,255,002    1,400,364
            Taxes, other than income taxes     572,720      742,033
            Other                              441,643      371,429
                                            ----------   ----------
                                            $4,350,141   $4,274,085
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






Date: October 2, 1997           By: /s/ R. S. Ferreira
      ---------------           ---------------------------
                                Richard S. Ferreira
                                Executive Vice President
                                Chief Financial Officer




Date: October 2, 1997           By: /s/ A. S. Herzog
      ---------------           ---------------------------
                                A. Stephen Herzog
                                Vice President and Controller
                                Chief Accounting Officer

Date: October 2, 1997           By: /s/ R. L. Akin
      ---------------           -----------------------
                                Richard L. Akin
                                Vice President
                                and Treasurer