Form 10-Q
period 1996-09-30
GOLF HOST RESORTS INC
filed 1996-11-14
CIK 42429

                                 F O R M   10-Q




                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                              ____________________




                 Quarterly Report Pursuant to Section 13 or
                    15 (d) of The Securities Exchange Act
                                   of 1934


                              ____________________



                      For Quarter Ended September 30, 1996


                          Commission File No. 2-64309


                            GOLF HOST RESORTS, INC.

          STATE OF COLORADO EMPLOYER IDENTIFICATION NO. 84-0631130

              Post Office Drawer 3131, Durango, Colorado 81302

                       Telephone Number (303) 259-2000



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the
filing requirements for the past 90 days. - Yes   X               No
                                                -----                -----

         Issuer has no common stock subject to this report.

                           GOLF HOST RESORTS, INC.
                               BALANCE SHEETS
                  SEPTEMBER 30, 1996 AND DECEMBER 31, 1995



                                   ASSETS
                 (Substantially all pledged - Notes 2 and 3)


                                                         SEPTEMBER 30,                 DECEMBER 31,
                                                             1996                         1995
                                                       -----------------             ---------------
CURRENT ASSETS:
    Cash                                               $        981,269              $       312,603
    Accounts receivable                                       4,756,058                    4,471,677
    Notes receivable                                            104,203                      627,817
    Inventories and supplies                                  4,845,432                    4,392,498
    Prepaid expenses and other                                1,273,682                    1,207,186
    Intercompany receivables                                    718,874                      567,455
                                                       ----------------              ---------------
         Total current assets                                12,679,518                   11,579,236
                                                       ----------------              ---------------

LONG-TERM RECEIVABLES, less
   amounts currently due                                        951,171                    1,011,871

PROPERTY AND EQUIPMENT, at cost,
   less accumulated depreciation                             39,936,373                   40,231,020
                                                       ----------------              ---------------
                                                       $     53,567,062              $    52,822,127
                                                       ================              ===============



The accompanying notes are an integral part of these balance sheets. These statements were prepared from the books and records of the Company without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                            GOLF HOST RESORTS, INC.
                                BALANCE SHEETS
                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995



                   LIABILITIES AND SHAREHOLDERS' INVESTMENT



                                                           SEPTEMBER 30,              DECEMBER 31,
                                                               1996                       1995
                                                        ----------------              -------------
CURRENT LIABILITIES:
    Notes payable                                       $        613,191              $   1,285,773
    Maturing long-term obligations                             2,902,030                  1,854,401
    Accounts payable                                           2,191,030                  1,911,052
    Accrued expenses                                           4,149,577                  4,274,085
    Deposits and prepaid fees                                  2,369,171                  2,681,066
                                                        ----------------              -------------
         Total current liabilities                            12,224,999                 12,006,377
                                                        ----------------              -------------
LONG-TERM OBLIGATIONS,
    less current maturities                                   18,680,395                 20,659,348
                                                        ----------------              -------------
LONG-TERM INTERCOMPANY                                         4,973,718                  4,124,210
                                                        ----------------              -------------
LONG-TERM CONTINGENCY                                          2,185,916                  2,077,759
                                                        ----------------              -------------

SHAREHOLDERS' INVESTMENT:
    Common stock, $1 par, 5,000
         shares authorized and out-
         standing                                                  5,000                      5,000
    5.6% cumulative preferred
         stock, $1 par, 4,577,000
         shares authorized and
         outstanding                                           4,577,000                  4,577,000
    Paid-in capital                                            2,329,447                  2,329,447
    Retained earnings                                          8,590,587                  7,042,986
                                                        ----------------              -------------
         Total shareholders' investment                       15,502,034                 13,954,433
                                                        ----------------              -------------
                                                        $     53,567,062              $  52,822,127
                                                        ================              =============


The accompanying notes are an integral part of these balance sheets. These statements were prepared from the books and records of the Company without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                           GOLF HOST RESORTS, INC.
                         STATEMENTS OF INCOME (LOSS)
      FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                 Quarters Ended September 30,
                                                          ---------------------------------------------
                                                                1996                          1995
                                                          -----------------            ----------------
REVENUES:
  Hotel                                                   $      3,978,191             $      3,665,987
  Food and beverage                                              2,923,444                    2,690,793
  Golf                                                           2,801,712                    2,635,659
  Other                                                          1,303,403                    1,253,125
  Real Estate Activity                                             671,105                      397,327
                                                          ----------------             ----------------
                                                                11,677,855                   10,642,891
                                                          ----------------             ----------------
COSTS AND OPERATING EXPENSES:
  Hotel                                                          3,570,192                    3,272,684
  Food and beverage                                              2,265,814                    2,180,122
  Golf                                                           1,320,423                    1,303,537
  Other                                                          3,940,124                    3,617,656
  General and administrative                                       902,864                      939,581
  Real Estate Activity                                             279,750                      231,154
                                                          ----------------             ----------------
                                                                12,279,167                   11,544,734
                                                          ----------------             ----------------
OPERATING INCOME (LOSS)                                           (601,312)                    (901,843)
INTEREST, NET                                                      494,740                      528,292
                                                          ----------------             ----------------
INCOME (LOSS) BEFORE INCOME TAXES                               (1,096,052)                  (1,430,135)


PARENT INCOME TAX CHARGE (CREDIT)                                 (412,400)                    (525,400)
                                                          ----------------             ----------------
NET INCOME (LOSS) BEFORE DIVIDEND
  REQUIREMENTS ON PREFERRED STOCK                                 (683,652)                    (904,735)
DIVIDEND REQUIREMENTS ON
  PREFERRED STOCK                                                   64,078                       63,900
                                                          ----------------             ----------------
NET INCOME (LOSS) AVAILABLE
  TO COMMON SHAREHOLDERS                                  $       (747,730)            $       (968,635)
                                                          ================             ================
EARNINGS (LOSS) PER COMMON SHARE                          $        (149.55)            $        (193.73)
                                                          ================             ================

                                                                  Nine Months Ended September 30,
                                                          ----------------------------------------------
                                                                1996                          1995
                                                          ------------------            ----------------
REVENUES:
  Hotel                                                   $       14,853,314            $     14,907,634
  Food and beverage                                               11,497,395                  11,569,877
  Golf                                                            12,321,416                  12,324,758
  Other                                                            4,960,517                   5,091,216
  Real Estate Activity                                               656,817                     397,327
                                                          ------------------            ----------------
                                                                  44,289,459                  44,290,812
                                                          ------------------            ----------------
COSTS AND OPERATING EXPENSES:
  Hotel                                                           12,625,972                  12,617,680
  Food and beverage                                                7,789,587                   7,761,806
  Golf                                                             4,606,662                   4,680,609
  Other                                                           11,914,851                  11,573,209
  General and administrative                                       2,829,865                   2,894,039
  Real Estate Activity                                               280,227                     233,929
                                                          ------------------            ----------------
                                                                  40,047,164                  39,761,272
                                                          ------------------            ----------------
OPERATING INCOME (LOSS)                                            4,242,295                   4,529,540
INTEREST, NET                                                      1,490,460                   1,554,852
                                                          ------------------            ----------------
INCOME (LOSS) BEFORE INCOME TAXES                                  2,751,835                   2,974,688


PARENT INCOME TAX CHARGE (CREDIT)                                  1,012,000                   1,120,700
                                                          ------------------            ----------------
NET INCOME (LOSS) BEFORE DIVIDEND
  REQUIREMENTS ON PREFERRED STOCK                                  1,739,835                   1,853,988
DIVIDEND REQUIREMENTS ON
  PREFERRED STOCK                                                    192,234                     192,412
                                                          ------------------            ----------------
NET INCOME (LOSS) AVAILABLE
  TO COMMON SHAREHOLDERS                                  $        1,547,601            $      1,661,576
                                                          ==================            ================
EARNINGS (LOSS) PER COMMON SHARE                          $           309.52            $         332.32
                                                          ==================            ================

  The accompanying notes are an integral part of these statements. These statements were prepared from the books and records of the Company without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

       GOLF HOST RESORTS, INC.  STATEMENTS OF SHAREHOLDERS' INVESTMENT
              FOR THE TWENTY-ONE MONTHS ENDED SEPTEMBER 30, 1996


                                           $1 Par Value                    5.6% Cumulative
                                           Common Stock                    Preferred Stock
                                        --------------------          --------------------------
                                        Shares       Amount             Shares          Amount
                                        ------     ---------          ---------       ----------
Balance, December 31, 1994               5,000     $   5,000          4,577,000       $4,577,000
                                        ------     ---------          ---------       ----------
   Net income available to
      common shareholders                  -              -                -                -
                                        ------     ---------          ---------       ----------
Balance, December 31, 1995               5,000          5,000         4,577,000        4,577,000

   Net income available to
      common shareholders                  -              -                -                -
                                        ------     ---------          ---------       ---------
Balance, September 30, 1996              5,000     $   5,000          4,577,000       $4,577,000
                                        ======     =========          =========       ==========


                                              Other Shareholders'
                                                   Investment                     Total
                                            Paid-In            Retained        Shareholders'
                                            Capital            Earnings          Investment
                                           ----------         ---------        ------------
Balance, December 31, 1994                 $2,329,447         $5,923,381        $12,834,828
                                           ----------         ----------        -----------
   Net income available to
      common shareholders                      -               1,119,605          1,119,605
                                           ----------         ----------        -----------
Balance, December 31, 1995                  2,329,447          7,042,986         13,954,433

   Net income available to
      common shareholders                      -               1,547,601          1,547,601
                                           ----------         ----------        -----------
Balance, September 30, 1996                $2,329,447         $8,590,587        $15,502,034
                                           ==========         ==========        ===========


The accompanying notes are an integral part of these statements. These statements were prepared from the books and records of the Company without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                           GOLF HOST RESORTS, INC.
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                            -------------------------------------

                                                               1996                      1995
                                                            -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income before dividend requirements
      on preferred stock                                    $   1,739,835           $   1,853,988
  Adjustments to reconcile net
      income to net cash flows from
      operating activities:
      Depreciation                                              1,870,300               1,842,300
      Changes in working capital
             other than cash (Note 7)                          (1,303,889)             (2,528,350)
                                                            -------------           -------------
      Net cash flows provided by
             operating activities                               2,306,246               1,167,938
                                                            -------------           -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                          (1,642,429)             (3,019,066)
  Recovery of cost of property and
      equipment sold                                               66,776                   3,740
  Reduction in notes receivable                                   592,096                 108,131

  Additions to notes receivable                                    (7,782)               (287,476)
                                                            -------------           -------------
      Net cash flows used in investing
             activities                                          (991,339)             (3,194,671)
                                                            -------------           -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in notes payable                                    (672,582)                663,019
  Increases in long-term obligations                              480,105               1,300,165
  Decreases in long-term obligations                           (1,411,429)             (1,868,410)
  Increase in long-term intercompany                              849,508               1,143,884
  Increase in long-term contingency                               108,157                 120,375
                                                            -------------           -------------
      Net cash flows used in by
             financing activities                                (646,241)              1,359,033
                                                            -------------           -------------

NET INCREASE (DECREASE) IN CASH                                   668,666                (667,700)
CASH, BEGINNING OF PERIOD                                         312,603                 824,875
                                                            -------------           -------------
CASH, END OF PERIOD                                         $     981,269           $     157,175
                                                            =============           =============

Supplemental information on noncash financing and investing activities is included in Note 7.

The accompanying notes are an integral part of these statements. These statements were prepared from the books and records of the Company without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                      GOLF HOST RESORTS, INC.  NOTES TO
                             FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 AND 1995


(1)   ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT
      ACCOUNTING POLICIES

      During the quarter, there was no significant change from the 10-K filing of December 31, 1995.

      Financial Statement Presentation

      Certain reclassifications have been made to the December 31, 1994, September 30, 1995 and December 31, 1995 financial statements to conform to the September 30, 1996 presentation. All adjustments to the interim financial statements are of a normal recurring nature.

(2)   LINES OF CREDIT

      During the quarter, there was no significant change from the 10-K filing of December 31, 1995 except as follows:

      Under provisions of the related loan agreements, approximately $3,940,000 was available for immediate use.

(3)   LONG-TERM OBLIGATIONS

      Long-term obligations consist of the following:

                                                               September 30,             December 31,
                                                                    1996                     1995
                                                               --------------           --------------
      Mortgage notes at varying rates, maturing
           primarily from 2002 to 2007                         $   17,369,763           $   18,810,140

      Equipment revolving credit line
           at prime, maturing serially
           from 1997 to 2000                                        4,020,292                3,862,987

      Other                                                           678,125                  346,622

      Unamortized debt discount expense                              (485,755)                (506,000)
                                                               --------------           --------------
                                                                   21,582,425               22,513,749


      Less-current maturities                                      (2,902,030)              (1,854,401)
                                                               --------------           --------------

                                                               $   18,680,395           $   20,659,348
                                                               ==============           ==============

      The remainder of Note 3 has not changed significantly from the 10-K filing of December 31, 1995.

(4)   LEASES

      During the quarter, there was no significant change from the 10-K filing of December 31, 1995.

(5)   ACCRUED EXPENSES

      Accrued expenses consist of the following:



                                                                 September 30,           December 31,
                                                                     1996                   1995
                                                                -------------           -------------
      Rental pool lease distribution                            $   1,872,659           $   1,760,259
      Salaries                                                      1,066,507               1,400,364
      Taxes, other than income taxes                                  631,575                 742,033
      Other                                                           578,836                 371,429
                                                                -------------           -------------
                                                                $   4,149,577           $   4,274,085
                                                                =============           =============

(6)   INCOME TAX ALLOCATION AND SHARING POLICY

      During the quarter, there was no significant change from the 10-K filing of December 31, 1995.

(7)   SUPPLEMENTAL CASH FLOW DATA

      The (increases) decreases in working capital other than cash are as follows:

                                                                    Nine Months Ended September 30,
                                                                ---------------------------------------
                                                                      1996                    1995
                                                                ---------------        ----------------
           Accounts and notes receivable                        $     (284,381)        $      (693,530)
           Inventories and supplies                                   (452,934)                (55,431)
           Prepaid expenses and other                                  (66,496)                 43,325
           Intercompany                                               (343,653)             (1,082,940)
           Accounts payable                                            279,978                 913,683
           Accrued expenses                                           (124,508)               (745,047)
           Deposits and prepaid fees                                  (311,895)               (908,410)
                                                                --------------         ---------------
                                                                $   (1,303,889)        $   (2,528,350)
                                                                ==============         ==============


      Noncash Financing Activities:

           The Company satisfied its preferred
           stock dividend liability to
           Golf Hosts, Inc. through the
           intercompany accounts.                               $    192,234           $    192,412


                           GOLF HOST RESORTS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

       Occupancy for the quarter, measured in room nights, improved 3.5% from the year-ago level. On a divisional basis, the increases were .9% and 8.1% for Innisbrook and Tamarron, respectively. The increases were primarily in the conference segment.

       Revenues for the quarter were 9.7% ahead of last year. On a per occupied room night basis, revenues increased 6.0%, with Innisbrook experiencing a 4.8% increase while Tamarron experienced a gain of 6.7%.

       The operating loss for the quarter was 5.1% of total revenues, compared with 8.5% a year earlier. The improvement generally can be attributed to economies of scale that typically accompany higher levels of business.
Interest expense, net, reflects a modest improvement, generally attributable to a reduction in the level of debt outstanding and a reduction in the prime rate of interest at which a portion of the Company's debt bears interest.

       In summary, the $334,083 improvement in income (loss) before income taxes, when compared with the same quarter a year earlier, reflects the increase in revenues of $1,034,964 coupled with an improvement marginal operating income.

       For the nine months ended September 31, 1996, occupied rooms declined 5.4% from the level of a year earlier. A 5.7% increase in the level of spending per occupied room, with both divisions reporting gains, resulted in total revenues virtually identical to a year ago. Costs and operating expenses were 90.4% of revenues compared with 89.8% for the same period a year earlier. The $222,853 decline in income before income taxes reflects the change in the operating margin percentage partially offset by a reduction in interest expense, net.

FINANCIAL CONDITION

       At September 30, 1996, the Company's net working capital position was $454,519, compared with $403,214 at September 30, 1995, and a deficit $427,141 at December 31, 1995. The Company typically experiences seasonal fluctuations in its net working capital position without impairing its ability to pay its trade creditors in a timely manner and satisfy its financial obligations in an orderly fashion.

       The Company maintains satisfactory relations with several financial institutions. Liquidity is provided by an accounts receivable and inventory credit line of $6,000,000, of which approximately $3,940,000 was available for immediate use at September 30, 1996, and a revolving mortgage credit facility, which was fully drawn at September 30, 1996, of $2,000,000. Specific financing is in place for most equipment additions.

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

Item 4.    Submission of Matters to a Vote of Security Holders

           Not applicable.

Item 5.    Other Information

           Pursuant to an agreement with the SEC staff, included in this 10-Q filing are unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation for the quarter and nine months ended September 30, 1996.

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 27 Financial Data (for SEC use only)

           (b)   Reports on Form 8-K

                 None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           GOLF HOST RESORTS, INC.



Date: November 13, 1996                 By:  /s/ R. S. Ferreira
     -------------------------             --------------------------
                                        Richard S. Ferreira
                                        Executive Vice President
                                        Chief Financial Officer



Date: November 13, 1996
     -------------------------
                                        By: /s/ A. S. Herzog
                                           --------------------------
                                        A. Stephen Herzog
                                        Vice President and Controller
                                        Chief Accounting Officer

                         RENTAL POOL LEASE OPERATIONS



The following unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation (the Rental Pools) are for the quarter and nine months ended September 30, 1996.

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

                     INNISBROOK RENTAL POOL LEASE OPERATION
                                BALANCE SHEETS
                         SEPTEMBER 30, 1996 AND 1995

                              DISTRIBUTION FUND


                                                                         1996                1995
                                                                    -------------        -------------
                                                  ASSETS
RECEIVABLE FROM GOLF HOST RESORTS, INC.
   FOR DISTRIBUTION - FULLY SECURED                                 $   1,160,240        $   1,176,159
INTEREST RECEIVABLE FROM MAINTENANCE
   ESCROW FUND                                                             19,021               16,870
                                                                    -------------        -------------
                                                                    $   1,179,261        $   1,193,029
                                                                    =============        =============



                               LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                                $     808,871        $     894,318
DUE TO MAINTENANCE ESCROW FUND                                            245,640              129,711
RESERVE FOR ESTIMATED LIFE-SAFETY
   REIMBURSEMENT                                                          124,750              169,000
PARTICIPANTS' FUND BALANCES                                                  -                    -
                                                                    -------------        -------------
                                                                    $   1,179,261        $   1,193,029
                                                                    =============        =============

                                         MAINTENANCE ESCROW FUND

                                                  ASSETS

CASH AND CASH EQUIVALENTS                                           $   1,467,308        $   1,211,979
INVENTORIES                                                                   251                  251
RECEIVABLE FROM DISTRIBUTION FUND                                         245,640              129,711
INTEREST RECEIVABLE                                                        20,216               22,529
                                                                    -------------        -------------
                                                                    $   1,733,415        $   1,364,470
                                                                    =============        =============



                                LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                                    $      34,792         $    100,082
INTEREST PAYABLE TO DISTRIBUTION FUND                                      19,021               16,870
CARPET CARE RESERVE                                                        38,720               52,534
PARTICIPANTS' FUND BALANCES                                             1,640,882            1,194,984
                                                                    -------------         ------------
                                                                    $   1,733,415         $  1,364,470
                                                                    =============         ============



These balance sheets were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                    INNISBROOK RENTAL POOL LEASE OPERATION
                           STATEMENTS OF OPERATIONS
      FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                              DISTRIBUTION FUND

                                                      Current Quarter                               Year-to-Date
                                         ------------------------------------------  ------------------------------------------
                                                 1996                  1995                  1996                  1995
                                         --------------------  --------------------  --------------------  --------------------
GROSS REVENUES                           $         2,090,975   $         1,903,330   $        11,710,587   $        11,670,716
                                         -------------------   -------------------   -------------------   -------------------
REDUCTIONS:
  Agents' commissions                                  4,685                 7,594               207,955               249,072
  Audit fees                                           3,000                 3,100                 9,100                 8,950
                                         -------------------   -------------------   -------------------   -------------------
                                                       7,685                10,694               217,055               258,022
                                         -------------------   -------------------   -------------------   -------------------
ADJUSTED GROSS REVENUES                            2,083,290             1,892,636            11,493,532            11,412,694
MANAGEMENT FEE                                      (979,146)             (889,539)           (5,401,960)           (5,363,966)
                                         -------------------   -------------------   -------------------   -------------------
GROSS INCOME DISTRIBUTION                          1,104,144             1,003,097             6,091,572             6,048,728
ADJUSTMENTS TO GROSS INCOME
  DISTRIBUTION:
    Corporate complimentary
      occupany fees                                    1,451                 1,894                 6,592                 5,104
    Occupancy fees                                  (245,641)             (259,412)           (1,199,597)           (1,072,828)
    Advisory Committee expenses                      (20,447)              (22,504)              (66,525)              (64,241)
    Life-safety reimbursement                        (79,456)               (3,000)             (124,750)             (169,000)
                                         -------------------   -------------------   -------------------   -------------------
NET INCOME DISTRIBUTION                              760,051               720,075             4,707,292             4,747,763

ADJUSTMENTS TO NET INCOME
  DISTRIBUTION:
    Occupancy fees                                   245,641               259,412             1,199,597             1,072,828
    Hospitality suite fees                             2,672            -                          9,853                 2,727
    Greens fees                                        9,186                 8,942                66,239                70,018
    Additional participation credit                   17,940                18,730                54,325                56,995
                                         -------------------   -------------------   -------------------   -------------------
AMOUNT AVAILABLE FOR DISTRIBUTION
  TO PARTICIPANTS                        $         1,035,490   $         1,007,159   $         6,037,306   $         5,950,331
                                         ===================   ===================   ===================   ===================
  Average daily distribution             $             11.83   $             11.22   $             24.47   $             23.66
  Average room rate                      $             78.14   $             71.77   $         11,140.00   $            104.98
  Room nights                                         26,761                26,519               105,119               111,171
  Occupancy percentage                                  30.6%                 29.5%                 42.6%                 44.2%
  Available number of units                           87,543                89,797               246,679               251,509
  Average number of available units                      952                   976                   900                   921

        These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                       INNISBROOK RENTAL POOL OPERATION
             STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
      FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                              DISTRIBUTION FUND

                                                              Current Quarter
                                                 ------------------------------------------
                                                         1996                  1995
                                                 --------------------  --------------------
BALANCE, beginning of period                     $       -             $       -

ADDITIONS:
  Amounts available for distribution
    before life-safety reimbursement                       1,114,946             1,010,159
  Interest received or receivable from
    Maintenance Escrow Fund                                   19,021                16,870

REDUCTIONS:
  Amount withheld for Maintenance Escrow Fund               (245,640)             (129,711)
  Amounts held  in reserve for estimated
    life-safety reimbursement                                (79,456)               (3,000)
  Amounts accrued or paid to participants                   (808,871)             (894,318)
                                                 -------------------   -------------------
BALANCE, end of period                           $       -             $       -
                                                 ===================   ===================

                                                        MAINTENANCE ESCROW FUND

BALANCE, beginning of period                     $         1,607,083   $         1,361,622

ADDITIONS:
  Amounts withheld from occupancy fees                       245,640               129,711
  Interest earned                                             19,021                16,870
  Charges to participants to establish
    or restore escrow balances                               319,098               343,496

REDUCTIONS:
  Maintenance charges                                       (493,740)             (607,147)
  Carpet care reserve deposit                                 (6,553)               (2,598)
  Interest accrued or paid to
    Distribution Fund                                        (19,021)              (16,870)
  Refunds to participants as prescribed
    by Master Lease Agreement                                (30,646)              (30,100)
                                                 -------------------   -------------------
BALANCE, end of period                           $         1,640,882   $         1,194,984
                                                 ===================   ===================


                                                                Year-to-Date
                                                 ------------------------------------------
                                                         1996                  1995
                                                 --------------------  --------------------
BALANCE, beginning of period                     $       -             $       -

ADDITIONS:
  Amounts available for distribution
    before life-safety reimbursement                       6,162,056             6,119,331
  Interest received or receivable from
    Maintenance Escrow Fund                                   60,152                41,641

REDUCTIONS:
  Amount withheld for Maintenance Escrow Fund               (961,112)             (536,428)
  Amounts held  in reserve for estimated
    life-safety reimbursement                               (124,750)             (166,000)
  Amounts accrued or paid to participants                 (5,136,346)           (5,458,544)
                                                 -------------------   -------------------
BALANCE, end of period                           $       -             $       -
                                                 ===================   ===================



BALANCE, beginning of period                     $         1,141,259   $           851,207

ADDITIONS:
  Amounts withheld from occupancy fees                       961,112               536,428
  Interest earned                                             60,152                41,641
  Charges to participants to establish
    or restore escrow balances                               838,563             1,060,337

REDUCTIONS:
  Maintenance charges                                     (1,210,085)           (1,196,139)
  Carpet care reserve deposit                                (25,638)              (10,739)
  Interest accrued or paid to
    Distribution Fund                                        (60,152)              (41,641)
  Refunds to participants as prescribed
    by Master Lease Agreement                                (64,329)              (46,110)
                                                 -------------------   -------------------
BALANCE, end of period                           $         1,640,882   $         1,194,984
                                                 ===================   ===================

        These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                      TAMARRON RENTAL POOL LEASE OPERATION
                                BALANCE SHEETS
                          SEPTEMBER 30, 1996 AND 1995

                               DISTRIBUTION FUND

                                                                         1996                1995
                                                                     ------------        ------------
                                                 ASSETS
CASH                                                                 $       1,000       $       1,000
RECEIVABLE FROM GOLF HOST RESORTS, INC.
   FOR DISTRIBUTION                                                        837,169             779,886
INTEREST RECEIVABLE FROM MAINTENANCE
   ESCROW FUND                                                                 481               1,424
                                                                     -------------       -------------
                                                                     $     838,650       $     782,310
                                                                     =============       =============

                               LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                                 $     751,101       $     703,711
DUE TO MAINTENANCE ESCROW FUND                                              87,549              78,599
PARTICIPANTS' FUND BALANCES                                                     -                   -
                                                                     -------------       -------------
                                                                     $     838,650       $     782,310
                                                                     =============       =============


                                         MAINTENANCE ESCROW FUND

                                                  ASSETS

CASH AND CASH EQUIVALENTS                                            $      74,509       $     128,262
DUE FROM DISTRIBUTION FUND                                                  87,549              78,599
INTEREST RECEIVABLE                                                             -                1,277
INVENTORY:
   Linen                                                                    99,871              98,965
   Materials and supplies                                                    7,229              10,151
DEPOSITS                                                                    86,077              60,209
                                                                     -------------       -------------
                                                                     $     355,235       $     377,463
                                                                     =============       =============

                                  LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                                     $       5,033       $         560
INTEREST PAYABLE TO DISTRIBUTION FUND                                          481               1,424
PARTICIPANTS' FUND BALANCES                                                349,721             375,479
                                                                     -------------       -------------
                                                                     $     355,235       $     377,463
                                                                     =============       =============


These balance sheets were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                     TAMARRON RENTAL POOL LEASE OPERATION
                           STATEMENTS OF OPERATIONS
      FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                              DISTRIBUTION FUND

                                                    Current Quarter                               Year-to-Date
                                       ------------------------------------------  ------------------------------------------
                                               1996                  1995                  1996                  1995
                                       --------------------  --------------------  --------------------  --------------------
GROSS REVENUES                         $          1,887,216  $          1,762,657  $         3,142,727   $          3,236,918
                                       --------------------  --------------------  -------------------   --------------------
REDUCTIONS:
  Sales and marketing expenses                     160,413               158,639               102,880                90,805
  Agents' commissions                               50,520                42,084               267,131               291,323
  Audit fees                                         2,601                 2,709                 7,803                 7,689
                                       -------------------   -------------------   -------------------   -------------------
                                                   213,534               203,432               377,814               389,817
                                       --------------------  -------------------   -------------------   -------------------
ADJUSTED GROSS REVENUES                          1,673,682             1,559,225             2,764,913              2,847,101
MANAGEMENT FEE                                    (836,841)             (779,612)           (1,382,457)           (1,423,550)
                                       -------------------   -------------------   -------------------   --------------------
GROSS INCOME DISTRIBUTION                          836,841               779,613             1,382,456              1,423,551

ADJUSTMENTS TO GROSS INCOME
  DISTRIBUTION:
    Corporate complimentary
      occupancy fees                                 1,989                 1,007                 3,587                 2,471
    Occupancy fees                                (131,790)             (123,223)             (255,948)             (273,076)
    Designated items                               (20,653)              (15,987)              (54,312)              (50,965)
    Advisory Committee expenses                     (1,661)                 (733)               (7,424)               (6,425)
                                       -------------------   -------------------   -------------------   -------------------
POOLED INCOME                                      684,726               640,677             1,068,359              1,095,556

ADJUSTMENTS TO POOLED INCOME:
  Hospitality suite fees                        -                     -                             53                   105
  Occupancy fees                                   131,790               123,223               255,948               273,076
                                       -------------------   -------------------   -------------------   -------------------
NET INCOME DISTRIBUTION                $           816,516   $           763,900   $         1,324,360   $         1,368,737
                                       ===================   ===================   ===================   ===================

  Average daily distribution           $             32.01   $             31.04           $     17.17   $             18.27
  Average room rate                    $            114.85   $            115.99           $     98.15   $             95.79
  Room nights                                       16,432                15,197                32,019                33,791
  Occupancy percentage                                64.4%                 61.8%                 41.5%                 45.1%
  Average number of available units                    277                   267                   282                   274
  Number of units in Rental Pool at
    end of period                                      302                   291            -                     -

        These statements were prepared from the books and records of the Rental books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                                    Page l8

                     TAMARRON RENTAL POOL LEASE OPERATION
             STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
     FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER  30, 1996 AND 1995

                              DISTRIBUTION FUND

                                                               Current Quarter
                                                  ------------------------------------------
                                                          1996                  1995
                                                  --------------------  --------------------
BALANCE, beginning of period                      $       -             $       -

ADDITIONS:
  Amounts available for distribution                          816,516               763,900
  Interest received or receivable from
    Maintenance Escrow Fund                                       480                 1,424

REDUCTIONS:
  Amounts withheld for Maintenance Escrow Fund                (65,895)              (61,613)
  Amounts accrued or paid to participants                    (751,101)             (703,711)
                                                  -------------------   -------------------
BALANCE, end of period                            $       -             $       -
                                                  ===================   ===================

                                                        MAINTENANCE ESCROW FUND

BALANCE, beginning of period                      $           336,079   $          351,513

ADDITIONS:

  Amounts withheld from occupancy fees                         65,895                61,613
  Interest earned                                                 480                 1,424
  Reimbursement of designated items                            20,653                15,987
  Charges to participants to establish
    or restore escrow balances                                 85,132                12,715

REDUCTIONS:
  Maintenance and inventory charges                           (30,995)              (19,317)
  Refurbishing charges                                        (98,167)              (27,808)
  Interest accrued or paid to
    Distribution Fund                                            (480)               (1,424)
  Designated items                                            (20,653)              (15,987)
  Refunds to participants as prescribed
    by Master Lease Agreement                                  (8,223)               (3,237)
                                                  -------------------   -------------------
BALANCE, end of period                            $           349,721   $           375,479
                                                  ===================   ===================


                                                                 Year-to-Date
                                                  ------------------------------------------
                                                          1996                  1995
                                                  --------------------  --------------------
BALANCE, beginning of period                      $       -             $       -
ADDITIONS:
  Amounts available for distribution                        1,324,360             1,368,736
  Interest received or receivable from
    Maintenance Escrow Fund                                     2,807                 4,254

REDUCTIONS:
  Amounts withheld for Maintenance Escrow Fund               (127,975)             (136,540)
  Amounts accrued or paid to participants                  (1,199,192)           (1,236,450)
                                                  -------------------   -------------------
BALANCE, end of period                            $       -             $       -
                                                  ===================   ===================

BALANCE, beginning of period                      $           328,336   $           397,655

ADDITIONS:

  Amounts withheld from occupancy fees                        127,975               136,540
  Interest earned                                               2,807                 4,254
  Reimbursement of designated items                            54,312                50,965
  Charges to participants to establish
    or restore escrow balances                                227,764                89,781

REDUCTIONS:
  Maintenance and inventory charges                          (119,617)             (119,974)
  Refurbishing charges                                       (191,716)             (110,586)
  Interest accrued or paid to
    Distribution Fund                                          (2,807)               (4,254)
  Designated items                                            (54,313)              (50,965)
  Refunds to participants as prescribed
    by Master Lease Agreement                                 (23,020)              (17,937)
                                                  -------------------   -------------------
BALANCE, end of period                            $           349,721   $           375,479
                                                  ===================   ===================

        These statements were repared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.