Form 10-K
period 1996-12-31
GOLF HOST RESORTS INC
filed 1997-03-31
CIK 42429

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               -------------------

                                  ANNUAL REPORT

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

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

                  Condominium apartment ownership, simply stated, is a realty subdivision in which the individual "lots" are apartment units. Instead of owning a plot of ground, the owner owns the air space where his condominium apartment unit is located. This leaves substantial properties in interest which are not individually owned, e.g., the underlying land, roadways, foundations, exterior wall and roofs, garden areas, utility lines, et cetera. These areas are termed "common property" or "common elements" and each owner has an undivided fractional interest in such property. The owners establish an "Association of Condominium Owners" to administer and maintain such property and to conduct the business of the owners, such as maintaining insurance on the real property, upkeep of the structures, maintenance of the grounds, and provisions for certain utilities. The Association assesses fees to defray such expenses and to establish necessary reserves. Such charges, if not timely paid, may constitute a lien upon the separate condominium apartment units. Each owner must pay ad valorem property taxes and assessments for electricity, and as to such matters is independent of the other unit owners. These expenses would be incurred by owners of condominium units, regardless of an election not to participate in the rental pool. With respect to governing the affairs of the Association, which is subject to state statutes, the participating unit owners are accorded one (l) vote per condominium unit owned.

                  In addition to room rentals, the Company receives significant revenue from food and beverage sales, and from golf operations (primarily golf fees and merchandise sales). Also, during 1994, the Company undertook the development of nine residential homesites at Tamarron. These homesites are identified as Estates at Tamarron-Highpoint. Three of the homesites were sold and closed during 1994, and five during 1995, with the remaining homesite sold during 1996 and closed during 1997. During 1995, the Company began a second development of nine residential homesites, Estates at Tamarron-Pine Ridge. Construction of required improvements has commenced and is substantially complete. Two of the sites were sold and closed during 1996.

                  The percentages of the foregoing revenues to total revenues are as follows:


           REVENUES                              1996               1995             1994
                                             -----------        -----------       ----------
           Hotel                                 33.1%              32.4%            32.7%
           Food and Beverage                     26.5               25.8             25.3
           Golf                                  28.2               28.3             29.3
           Other                                 10.9               11.4             11.2
           Real Estate Activities                 1.3                2.1              1.5
                                                -----              -----            -----
           Total                                100.0%             100.0%           100.0%
                                                =====              =====            =====


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

                  Innisbrook is a condominium resort project situated on approximately 850 acres of land located in the northern portion of Pinellas County, Florida, near the Gulf of Mexico. It is north of Clearwater (approximately 9 miles) and west of Tampa (approximately 20 miles). There are 938 condominium units, 36 of which are strictly residential, with the balance eligible for rental pool participation. Of these units, 755, on average, participate in the rental pool. The resort complex includes 63 holes of golf; three practice ranges; three clubhouses with retail golf, food and beverage outlets; three conference and exhibit buildings; six swimming pools; a recreation center; tennis facility and numerous administrative and support structures.

                  Tamarron is a condominium resort project situated on approximately 730 acres of land located in the northern portion of La Plata County, Colorado. It is north of Durango (approximately l8 miles) and south of Silverton (approximately 28 miles). The property is surrounded on three sides by the San Juan National Forest and is readily accessible via U.S. Highway 550. There are 381 condominium units, all of which are eligible for rental pool participation. Approximately 290 units, on average, participate in the rental pool. The resort complex includes 18 holes of golf; a practice range; an indoor swimming pool; several restaurants and lounges; a conference facility; a tennis complex and numerous administrative and support facilites and structures.

                  During 1994 and 1995, approximately 24 acres of land at Tamarron were set aside for the Estates at Tamarron residential homesite development.

                  At December 31, 1996, the properties are encumbered by various mortgages totalling $16,855,194. Reference is made to Note 3 of Notes to Financial Statements of Golf Host Resorts, Inc. contained elsewhere in this filing for a more detailed description of these mortgages.

Item  3.   Legal Proceedings

                  The Company is not currently involved in lawsuits other than ordinary routine litigation incidental to its business.

Item  4.   Submission of Matters to a Vote of Security Holders

                  Not applicable

                                     PART II

Item  5.   Market for Registrant's Common Equity and Related Stockholder Matters

                  There are a total of 1,284 condominium units allowing rental pool participation by their owners, of which three are owned by the Company and one is owned by an affiliate of the Company. Of the units not owned by the Company or its affiliate, 1,259 were sold under Registration Statements effective through March 1, 1983. The remaining 21 units were sold via private offerings exempt from registration with the Securities and Exchange Commission. The condominium units not owned by the Company or its affiliate are held by 1,141 different owners.

                  The condominium units sold by the Company, allowing rental pool participation, are deemed to be securities because of the rental pool feature (see Item 1); however, there is no market for such securities other than the normal real estate market.

                  Since the security is real estate, no dividends have been paid or will be paid.



                                                                  GOLF HOST RESORTS, INC.

Item 6.  Selected Financial Data
---------------------------------------------


     The following selected financial data are not covered by the report of independent certified public accountants. This summary should be read in conjunction with the financial statment and notes thereto appearing elsewhere in this annual report on Form 10-K.


                                                      Year Ended December 3l,
                        -------------------------------------------------------------------------------------

                             1996           1995              1994            1993                  1992
                        -------------- ---------------  --------------- ----------------  -------------------


OPERATING REVENUE         $ 57,710,742    $ 56,535,735     $ 52,573,941    $  45,101,103          $49,864,000
                           ===========     ===========      ===========     ============           ==========

NET INCOME (LOSS)
   AVAILABLE TO COMMON
   SHAREHOLDERS           $  1,114,211    $  1,119,605     $    137,607    $    (794,374)         $   626,874
                           ===========     ===========      ===========     ============           ==========

NET INCOME (LOSS)
   PER COMMON SHARE       $     222.84    $    223.92      $      27.52    $     (158.87)         $    125.38
                           ===========     ===========      ===========     ============           ==========


TOTAL ASSETS              $ 53,135,194    $ 52,822,127     $ 50,579,114    $  49,278,940          $51,330,483
                           ===========     ===========      ===========     ============           ==========

LONG-TERM
   OBLIGATIONS            $ 28,474,570    $ 30,001,491     $ 28,861,345    $  28,825,440          $30,083,567
                           ===========     ===========      ===========     ============           ==========

CASH DIVIDENDS
   PER COMMON
  SHARE                   $       -       $       -        $       -       $       -              $       -
                           ===========     ===========      ===========     ============           ==========


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Results of Operations

                  Guest occupancy during the last three years, measured by room nights, was as follows:

                                               Total                   % Change
                                             -------                   --------
                      1996                   176,149                      (.5)
                      1995                   177,059                      1.2
                      1994                   174,967                     18.7



                  During 1996, total revenues increased approximately 2% from the prior year level. Revenues from non Real Estate Activities (Resort Activities) increased approximately 3%, while those from Real Estate Activities, representing residential homesite sales at Tamarron, declined 34%. During 1996, there were two residential homesite sales closed; in 1995 and 1994, five and three were closed, respectively. During 1996, the Company recognized approximately $120,000 of deferred profit from a homesite sale and closing that occurred in 1994.

                  On a per occupied room night basis, 1996 revenues from Resort Activities increased at a rate approximately equal to that of the general price level, as measured by the CPI-U. However, significant gains were enjoyed at Innisbrook in average daily room rate and average food & beverage revenue per occupied room. The operating income margin, at approximately 7%, declined from the year ago level, primarily as the result of expenses associated with the commencement of the Hilton Management Agreement at Tamarron. During 1996, the Company successfully outsourced two of its minor operated departments at Innisbrook, transportation and media services. Thus far, the Company is pleased with the quality of service rendered by the outside providers and believes that the outside providers will be better able to maintain the appropriate levels of equipment required to meet the needs of Innisbrook's clientele. This change will also eliminate the demand for capital resources in connection with equipment additions and replacements for transportation and media services.

                  Interest expense for 1996 declined from the year-ago level, generally as a result of a lower average prime rate, on which the interest rate of substantially all of the company's debt is based.

                  Total revenues for 1995 represented approximately an 8% increase over 1994, consisting of increases of approximately 7% and 50% for Resort Activities and Real Estate Activities, respectively. The percentage gain in Resort Activities revenues far exceeded the modest increase in occupied rooms. Moreover, when measured on the basis of revenue per occupied room, the increase in 1995 over the 1994 level well exceeded the change in the general price level. The significant improvement in the operating income relationship to total revenues, when compared with the prior year, can be primarily attributed to the gains achieved in revenue per occupied room. Interest expense during 1995 increased from the 1994 level, generally reflecting the somewhat higher prime rate.

           Financial Condition

                  The Company's net working capital deficit increased approximately $851,000 from the year-ago level, resulting in a working capital ratio of .90:1. The Company has typically operated with deficit working capital without impairing its ability to meet its credit obligations in a timely and orderly fashion.

                  Cash flows from operating activities sufficiently provided for approximately $2,450,000 of capital additions during the year and a reduction in the level of debt outstanding.

                  The Company maintains satisfactory relations with several lenders. Liquidity is provided by an accounts receivable credit line of $6,000,000 and a revolving mortgage credit facility of $2,000,000. At December 31, 1996, approximately $3,786,000 was available for immediate use under these credit facilities. Specific financing is available for equipment additions. Amounts available under loan agreements with Hilton Hotels Corporation are discussed in Note 8 of Notes to Financial Statements of Golf Host Resorts, Inc., contained elsewhere in this Form 10-K filing.

                  Based on current forecasts of operating levels and the existence of credit facilities with Company's lenders, the Company assesses its liquidity situation as satisfactory.

Item 8.    Financial Statements and Supplementary Data

                  The following Financial Statements of the Company are included in this Form 10K annual report:

                  Golf Host Resorts, Inc. Financial Statements together with Report of Independent Certified Public Accountants

Item 9.    Changes in and Disagreements on Accounting and Financial Disclosure

           None

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant

           Name/Position                        Age          Five Year Principal Occupation
           -------------                        ---          ------------------------------
           William Ellis, Jr.                    68          President and C.E.O.
           Director                                          Centerpoint Communications, Inc.

           Richard S. Ferreira                   56          Executive Vice President
           Executive Vice President,                         and Chief Financial Officer of
           Assistant Secretary and                           the Company and its parent,
           Director                                          Golf Hosts, Inc.

           Lewis H. Hill, III                    69          Partner in the law firm of
           Secretary and Director                            Foley and Lardner (retired
                                                                  and currently of counsel)

           C. James McCormick                    71          Chairman of the Board,
           Chairman of the Board                             McCormick, Inc.
           and Director

           Brenton Wadsworth (a)                 68          Chairman of the Board,
           Director                                          Wadsworth Golf Course
                                                             Construction Companies

           Stanley D. Wadsworth (a)              61          President of the Company and
           President and Director                            its parent, Golf Hosts, Inc.

           (a)  Brothers

           All directors and officers serve a one year term or until their successors are elected.

Item 11.   Executive Compensation

                  All items for Golf Host Resorts, Inc., except those set forth below, have been omitted as not applicable or not required.

                            EXECUTIVE COMPENSATION
                           GOLF HOST RESORTS, INC.


Summary Compensation Table


   The following table sets forth the remuneration paid, distributed or accrued by Golf Host Resorts, Inc. and its parent Golf Hosts, Inc. during the three years in the period ended December, 31, 1996, to the Company's executive officers.


                                                                                                            All Other
                                                   Fiscal      Salary and      Bonus     Other Annual     Compensation ($)
       Name and Principal Position                  Year     Commission ($)     ($)    Compensation ($)         (1)
------------------------------------------      ----------- ---------------- --------- ----------------   ---------------
Golf Hosts, Inc.:

Stanley D. Wadsworth                                1996        153,000        15,400         -                14,492
President & Chief                                   1995        147,100        33,300         -                93,898
Executive Officer                                   1994        142,100        16,500         -                23,446

Richard S. Ferreira                                 1996        148,600        15,600         -                 7,473
Executive Vice President                            1995        143,200        37,200         -                22,747
& Chief Financial Officer                           1994        138,650        17,700         -                 5,784


(1) Includes Company 401(k) matching contributions of $400 annually for each named executive officer, life insurance premiums, medical reimbursements and the value of Company provided vehicles.

           (b)    Pension Plan

                         The Company and its parent, Golf Hosts, Inc., provide a
                  supplemental retirement income plan (Plan) for officers who have completed l5 years of service, are still employed at age 65 by the Company and retire. The Plan provides an annual income of $l0,000 for a period of 10 years.

                         The named executive officers in the Summary
                  Compensation Table are eligible to participate in this Plan when they satisfy the criteria set forth above. The ages and years of service of the named executive officers are as follows:


                                                Age           Years of Service
                                                ---           ----------------
                  Stanley D. Wadsworth           61                  27
                  Richard S. Ferreira            56                  26




Item 12.     Security Ownership of Certain Beneficial Owners and Management

             (a)  Security ownership of certain beneficial owners:

              Title                                              Amount       Percent
               of            Name and Address                 Beneficially      of
              Class          of Beneficial Owner                 Owned         Class
             ------          -------------------              -------------   -------
             Common          Golf Hosts, Inc.                     4,000         80%
                             P.O. Box 1088
                             Tarpon Springs, FL 34688-1088

             Common          C. James McCormick                    500          10%
                             P.O. Box 728
                             Vincennes, IN 47591

             Common          Stanley D. Wadsworth                  250           5%
                             P.O. Box 117
                             Hesperus, CO 81326

             Common          Brenton Wadsworth                     250           5%
                             1814 Mariner Drive
                             Tarpon Springs, FL 34689

             (b) Security ownership of management of the Company in Golf Hosts, Inc. (GHI):

                                                                         Beneficially
             Title of                            (D)irect or                Owned
               Class       Name                  (I)ndirect     Shares      Shares        Percent
             Common        William Ellis                D            50
                              Betty Ellis               I            50        100          0.2%
             Common        Richard S. Ferreira          D           139
                              Cathlene & Richard
                                 Ferreira               I           532        671          1.3%
             Common        Lewis H. Hill                D         1,000
                              Sally S. Hill             I           100      1,100          2.1%
             Common        C. James McCormick           D         1,869
                             Bettye J. McCormick        I         2,000
                             Clarence & Lynn
                                 McCormick              I        1,963
                             Michael & Margaret
                                McCormick               I        1,963
                             Patrick & Sara
                                McCormick               I        1,963
                             Craig & Jane Wissel        I        1,963      11,721        22.7%
             Common        Brenton Wadsworth            D            0
                             Jean Wadsworth             I        1,236
                             The Wadsworth
                               Children's Trust         I        1,505
                               Stanley L. Wadsworth     I          908
                             The Wadsworth
                                Partnership             I        5,148
                             Wadsworth Golf
                                Charities Foundation    I        3,000      11,797        22.9%
             Common        Stanley D. Wadsworth         D       10,028      10,028        19.4%
                                                                ______      ______
                                                                35,417      35,417        68.7%
                                                                ______      ______
                                                                ______      ______
     Total Golf Hosts, Inc. shares outstanding                  51,562
                                                                ______
                                                                ______

             Due to rounding, individual percentages of class do not total 68.7%.

             (c)  Changes in control:

                         None

Item 13.     Certain Relationships and Related Transactions

             (a)  Transactions with Management and Others

                    GHI charges administrative and other expenses to the Company on the basis of estimated time and expenses incurred as determined by GHI

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

                Golf Host Resorts, Inc. - (included at Item 8)

                Innisbrook Rental Pool Lease Operation Financial Statements together with the Report of Independent Certified Public Accountants

                Tamarron Rental Pool Lease Operation Financial Statements together with Report of Independent Certified Public Accountants

        2.  Financial Statement Schedules of Golf Host Resorts, Inc.

                None

        (b) Reports on Form 8-K

                None

        (c) Exhibits

                27 Financial Data Schedule (for SEC use only)

                                   SIGNATURES




        Pursuant to the Requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.



                                                GOLF HOST RESORTS, INC.





By:    /s/ S. D. Wadsworth                      By:    /s/ R. S. Ferreira
       --------------------------------------          ------------------------
       Stanley D. Wadsworth, President                 Richard S. Ferreira,
       and Vice Chairman of the Board                  Executive Vice President,
                                                       Chief Financial Officer
                                                       and Director




By:    /s/ A. S. Herzog                         By:    /s/ R. L. Akin
       --------------------------------------          ------------------------
       A. Stephen Herzog,                              Richard L. Akin,
       Vice President and Controller                   Vice President
       Chief Accounting Officer                        and Treasurer




By:    /s/ C. James McCormick                   By:    /s/ B. Wadsworth
       --------------------------------------          ------------------------
       C. James McCormick                              Brenton Wadsworth
       Chairman of the Board and Director              Director




Dated:  March 28, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of Golf Host Resorts, Inc.:

        We have audited the accompanying balance sheets of GOLF HOST RESORTS, INC. (a Colorado corporation and an 80%-owned subsidiary of Golf Hosts, Inc.) as of December 31, 1996 and 1995, and the related statements of operations, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golf Host Resorts, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                                             ARTHUR ANDERSEN LLP



Tampa, Florida,
March 21, 1997

                             GOLF HOST RESORTS, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                     ASSETS
                      (Substantially all pledged - Note 3)



                                                         1996          1995
                                                   --------------  ------------
CURRENT ASSETS:
     Cash                                          $      488,685  $   312,603
     Accounts receivable                                4,380,108    4,471,677
     Notes receivable                                     163,942      627,817
     Inventories and supplies                           5,123,966    4,392,498
     Prepaid expenses and other                           956,054    1,207,186
     Intercompany receivables                             724,312      567,455
                                                    -------------   ----------

            Total current assets                       11,837,067   11,579,236

OTHER DEFERRED CHARGES                                    238,627       --

LONG-TERM RECEIVABLES, less amounts
     currently due                                      1,021,178    1,011,871

PROPERTY AND EQUIPMENT, at cost, less
     accumulated depreciation and amortization         40,038,322   40,231,020
                                                    -------------   ----------

                                                   $   53,135,194  $52,822,127
                                                    =============   ==========




     The accompanying notes are an integral part of these balance sheets.

                             GOLF HOST RESORTS, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT



                                                          1996            1995
                                                     --------------  -------------
CURRENT LIABILITIES:
     Note payable                                    $      734,429  $  1,285,773
     Maturing long-term obligations                       2,788,764     1,854,401
     Accounts payable                                     2,258,702     1,911,052
     Accrued expenses                                     4,577,981     4,274,085
     Deposits and prepaid fees                            2,755,297     2,681,066
                                                     --------------    ----------

           Total current liabilities                     13,115,173    12,006,377
                                                     --------------    ----------

LONG-TERM OBLIGATIONS, less current
     maturities                                          17,777,544    20,659,348
                                                     --------------    ----------
LONG-TERM INTERCOMPANY                                    4,951,895     4,124,210
                                                     --------------    ----------
LONG-TERM CONTINGENCY (Note 8)                            2,221,938     2,077,759
                                                     --------------    ----------

SHAREHOLDERS' INVESTMENT:
     Common stock, $1 par, 5,000 shares
         authorized and outstanding                          5,000          5,000
     5.6% cumulative preferred stock, $1 par,
         4,577,000 shares authorized and
         outstanding                                     4,577,000      4,577,000
     Paid-in capital                                     2,329,447      2,329,447
     Retained earnings                                   8,157,197      7,042,986
                                                     -------------     ----------

           Total shareholders' investment               15,068,644     13,954,433
                                                     -------------     ----------

                                                     $  53,135,194   $ 52,822,127
                                                     =============   ============



     The accompanying notes are an integral part of these balance sheets.

                             GOLF HOST RESORTS, INC.
                            STATEMENTS OF OPERATIONS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996


                                                1996               1995         1994
                                          ----------------   -------------  ------------
REVENUES:
     Hotel                                 $   19,087,031     $18,296,069   $17,196,787
     Food and beverage                         15,298,357      14,600,080    13,289,590
     Golf                                      16,261,342      15,997,215    15,401,389
     Other                                      6,289,034       6,471,371     5,904,941
     Real Estate Activities                       774,978       1,171,000       781,234
                                             ------------      ----------    ----------
                                               57,710,742      56,535,735    52,573,941
                                             ------------      ----------    ----------
COSTS AND OPERATING EXPENSES:
     Hotel                                     16,660,453      15,783,533    15,402,446
     Food and beverage                         10,491,643      10,232,692     9,594,444
     Golf                                       6,272,674       6,238,748     5,977,198
     Other                                     16,019,199      15,159,466    14,869,355
     General and administrative                 3,950,708       4,250,819     3,633,098
     Real Estate Activities                       275,227         617,095       408,294
                                             ------------      ----------    ----------
                                               53,669,904      52,282,353    49,884,835
                                             ------------      ----------    ----------
OPERATING INCOME                                4,040,838       4,253,382     2,689,106
INTEREST, NET                                   1,880,215       2,124,965     2,083,864
                                             ------------      ----------    ----------
INCOME BEFORE INCOME TAX                        2,160,623       2,128,417       605,242
PARENT INCOME TAX CHARGE                          790,100         752,500       211,323
                                             ------------      ----------    ----------

NET INCOME BEFORE DIVIDEND
  REQUIREMENTS ON PREFERRED STOCK               1,370,523       1,375,917       393,919

DIVIDEND REQUIREMENTS ON
  PREFERRED STOCK                                 256,312         256,312       256,312
                                             ------------      ----------    ----------

NET INCOME AVAILABLE TO
  COMMON SHAREHOLDERS                     $     1,114,211     $ 1,119,605   $   137,607
                                             ============      ==========    ==========

EARNINGS PER COMMON SHARE:

     NET INCOME BEFORE DIVIDEND
       REQUIREMENTS ON PREFERRED STOCK    $        274.10     $    275.18   $     78.78

     DIVIDEND REQUIREMENTS ON
       PREFERRED STOCK                             (51.26)         (51.26)       (51.26)
                                             ------------      ----------    ----------

     NET INCOME AVAILABLE TO
       COMMON SHAREHOLDERS                $        222.84     $    223.92   $     27.52
                                             ============      ==========   ===========



        The accompanying notes are an integral part of these statements.

                             GOLF HOST RESORTS, INC.
                     STATEMENTS OF SHAREHOLDERS' INVESTMENT
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996



                                                                                         Other Shareholders'
                                $1 Par Value               5.6% Cumulative                   Investment
                                Common Stock               Preferred Stock          -----------------------------      Total
                             ----------------------   ---------------------------       Paid-In       Retained      Shareholders'
                               Shares      Amount        Shares        Amount           Capital       Earnings       Investment
                             ---------  -----------   ------------ --------------   -------------   -------------  --------------
Balance, December 31, 1993       5,000    $   5,000      4,577,000     $4,577,000      $2,329,447      $5,785,774     $12,697,221

  Net income available to
    common shareholders              -            -              -             -               -          137,607         137,607
                             ---------  -----------   ------------ --------------   -------------   -------------  --------------

Balance, December 31, 1994       5,000        5,000      4,577,000      4,577,000       2,329,447       5,923,381      12,834,828

  Net income available to
    common shareholders              -           -               -              -               -       1,119,605       1,119,605
                             ---------  -----------   ------------ --------------   -------------   -------------  --------------


Balance, December 31, 1995       5,000        5,000      4,577,000      4,577,000       2,329,447       7,042,986      13,954,433

   Net income available to
      common shareholders            -            -              -              -               -       1,114,211       1,114,211

                             ---------  -----------   ------------ --------------   -------------   -------------  --------------

Balance, December 31, 1996      5,000    $   5,000       4,577,000     $4,577,000      $2,329,447      $8,157,197     $15,068,644
                             =========  ===========   ============ ==============   =============   =============  ==============




       The accompanying notes are an integral part of these statements.


                                       Page l8

                             GOLF HOST RESORTS, INC.
                            STATEMENTS OF CASH FLOWS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996

                                                             1996                1995             1994
                                                       --------------      -------------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income before dividend requirements
      on preferred stock                               $ 1,370,523         $ 1,375,917         $  393,919
  Adjustments to reconcile net
      income to net cash flows
      from operating activities:
      Depreciation and amortization                      2,570,206           2,401,522          2,267,809
      Deferred profit (Note l)                            (119,266)             (4,500)           123,766
      Changes in working capital
        other than cash (Note 7)                           180,153            (936,139)           688,695
                                                         ---------          ---------           ---------
      Net cash flows provided by
          operating activities                           4,001,616           2,836,800          3,474,189
                                                        ----------          ----------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increases in other Deferred
      Charges                                             (238,627)                  -                  -
  Purchases of property and equipment                   (2,448,315)         (3,777,820)        (2,678,498)
  Recovery of cost of property and
      equipment sold                                        70,807               3,739            121,702
  Additions to notes receivable                           (165,238)           (623,601)          (514,359)
  Reductions in notes receivable                           739,072             164,776             93,534
                                                       ------------         ----------         ----------
      Net cash flows (used in) investing
          activities                                    (2,042,301)         (4,232,906)        (2,977,621)
                                                       ------------        ------------         ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in notes payable                             (551,344)          1,285,673           (762,378)
  Increases in long-term obligations                       861,072           1,699,222          1,322,702
  Decreases in long-term obligations                    (2,808,513)         (2,669,609)        (2,074,731)
  Increase in long-term intercompany                       571,373             303,910            470,801
  Increase in long-term contingency (Note 8)               144,179             264,638            823,200
                                                       ------------        ------------         ---------
      Net cash flows provided by (used in)

          financing activities                          (1,783,233)            883,834           (220,406)
                                                       -----------         -----------          ---------
NET INCREASE (DECREASE) IN CASH                            176,082            (512,272)           276,162
CASH, BEGINNING OF YEAR                                    312,603             824,875            548,713
                                                       -----------         ------------         ---------
CASH, END OF YEAR                                      $   488,685         $   312,603         $  824,875
                                                       ===========         ===========          =========



Supplemental information on noncash financing and investing activities is included in Note 7.

     The accompanying notes are an integral part of these statements.

                           GOLF HOST RESORTS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994


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

   Amounts included in these Notes to Financial Statements, unless otherwise indicated, are as of December 31, 1996 and 1995, or for the years ended December 31, 1996, 1995 and 1994, respectively, as applicable. Certain reclassifications have been made to the l995 and 1994 financial statements to conform to the 1996 presentation.

MANAGEMENT AGREEMENTS

   Hilton Hotels Corporation (HHC) has managed Innisbrook since April 1993 and Tamarron since December 1995. HHC also advanced certain amounts to the Company (see Note 8).

   Under the related agreements, whose terms are 20 years with provisions for earlier termination by either party, HHC receives annual management fees and certain cost reimbursements. HHC will also receive a portion of the actual earnings, as defined, above certain specified levels. Actual earnings have not exceeded the specified levels.

INTERCOMPANY ALLOCATIONS AND ADVANCES

   GHI charges administrative and other expenses to the Company on the basis of estimated time and expenses incurred as determined by GHI. The amounts charged to the Company were approximately $656,000, $970,000 and $770,000.

   The Company has three affiliates, Golf Host Securities, Inc. (Securities), Golf Host Realty, Inc. (Realty) and Golf Host Development, Inc. (Development), all of which are wholely owned subsidiaries of GHI. Securities and Realty are engaged in brokerage activity with respect to the resale of condominiums of Innisbrook and Tamarron, respectively. Realty also serves as agent for the sale of Estates of Tamarron residential homesites. Development is currently inactive.

PARTICIPATING RENTAL UNITS

   Revenue includes rental revenues from condominium units owned by third parties participating in the rental pool lease operations previously described. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, interest, real estate taxes, maintenance, etc. would have been incurred. Instead, costs and operating expenses include distributions to the rental pool participants of approximately $9,783,000, $9,358,000 and $8,692,000.

ACCOUNTS RECEIVABLE

   Accounts receivable is net of allowances of $43,000 and $60,300 for doubtful accounts.

NOTES RECEIVABLE

   Notes receivable bear interest at rates ranging from 5.75% to 10.25% at December 31, 1996.

INVENTORIES AND SUPPLIES

   The Company records its materials and supplies inventories at the lower of first-in, first-out cost or market.

REAL ESTATE DEVELOPMENT COSTS

   Capitalized real estate costs related to the development of residential homesites at Tamarron-Highpoint and Pine Ridge include the original cost of land, engineering, surveying, road construction, utilities, interest and other costs. Costs are allocated to individual properties using the relative sales value method.

   Approximately $80,900 and $96,000 of such costs are included in inventory related to the Estates at Tamarron-Highpoint. Estates at Tamarron-Highpoint is comprised of nine homesites, of which all have been sold, with the last closing in January 1997. Approximately $898,000 and $116,000 of such costs are included in inventory related to the Estates at Tamarron-Pine Ridge. Estates at Tamarron-Pine Ridge consists of nine homesites, two of which were sold and closed during 1996.

REVENUE RECOGNITION

   Revenue from resort operations is recognized as the related service is performed. Profit is recognized on real estate sales either when the closing occurs, or under the installment sales or cost recovery methods, as appropriate. The approximately $120,000 of deferred profit reflected in the 1995 financial statements was recognized during 1996.

EMPLOYEE BENEFIT PLANS

   GHI maintains a defined contribution Employee Thrift and Investment Plan (the
Plan) which provides retirement benefits for all eligible employees who have elected to participate. Employees must fulfill a one year service requirement to be eligible. Employees may contribute a percentage of their compensation, as defined, to the Plan with the Company matching the lesser of one-half of the first 4% or $400 per employee annually. Company contributions required under the Plan approximated $120,000, $130,000 and $118,000, and are fully funded.

   GHI also provides a supplemental retirement income plan for officers who meet certain eligibility requirements upon retirement. The Company has included its portion of the related liability in long-term obligations.

   During 1995, the Company's parent terminated its self-funded employee health insurance plan. The financial statements include approximately $15,000 and $277,000 of related termination costs in costs and operating expenses.

INTEREST, NET

   The Company's cash management policy requires the utilization of cash resources to minimize net interest expense, through either temporary cash investments or reductions in existing interest-bearing obligations, as is most appropriate in the circumstances. Accordingly, temporary cash investments and interest income may vary significantly from period to period. Interest expense is net of interest income of $154,000, $257,000 and $153,000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

   The book value of all financial instruments other than the long-term contingency approximates the fair value. It is not practicable to determine the fair value of the long-term contingency. The fair value of the Company based on the foregoing is not a market valuation of the Company as a whole.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

   In March 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS l2l) which addresses when and how impairments to the value of long-lived assets should be recognized. SFAS 121 is effective for fiscal years beginning after December 15, 1995, and therefore, was implemented by the Company in 1996 and did not have a material effect on the company's financial statements.

(2)           PROPERTY AND EQUIPMENT

   The components of property and equipment are as follows:


                                                                      1996                    1995
                                                                  ---------------         ------------
Undeveloped land . . . . . . . . . . . . . . . .                    $  1,327,284          $  1,327,284
Land and land improvements . . . . . . . . . . .                       6,362,888             6,102,695
Buildings. . . . . . . . . . . . . . . . . . . .                      22,598,173            23,255,334
Golf courses and recreational facilities . . . .                      10,185,110            10,050,804
Machinery and equipment. . . . . . . . . . . . .                      25,780,867            23,958,054
Construction in progress . . . . . . . . . . . .                         110,817               152,904
                                                                     -----------           -----------
                                                                      66,365,139            64,847,075
Less - accumulated depreciation and amortization                     (26,326,817)          (24,616,055)
                                                                     -----------           -----------
                                                                    $ 40,038,322          $ 40,231,020
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

                                                               LIFE
   Land improvements . . . . . . . . . . . . . .         28 to 30 years
   Buildings . . . . . . . . . . . . . . . . . .         50 years
   Golf courses and recreational facilities. . .         30 to 75 years
   Machinery and equipment . . . . . . . . . . .         10 to 15 years


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

(3)           NOTE PAYABLE AND LONG-TERM OBLIGATIONS

<Caption)


                                                                       1996                       1995
                                                                  ---------------            -------------
Note payable

   Under a $6,000,000 line of credit limited to
       a percentage of qualifying accounts receivable
       and inventories, with interest at prime (8.25% at
       December 31, 1996), due on demand. Approximately
       $3,786,000 was available for immediate use at
       year-end. Letters of credit of $509,000 were also
       outstanding.                                                 $     734,429           $  1,285,773
                                                                     ============             ==========

Long-term obligations

   Mortgage notes  at varying rates, ranging
       from 8.05% to 9%, maturing from
       1998 to 2007.                                                $  15,487,194           $ 16,810,140

   Equipment revolving credit line at
       prime, maturing serially from 1997
       to 2001. $1,108,272 was available
       for use at December 31, 1996.                                    3,891,728              3,862,987

   A $2,000,000 revolving credit line at 9%,
       maturing in 2007.  A Letter of Credit of
       $632,000 was issued as of May 21, 1996,
       and reduces the borrowings available.
       Subsequent to year-end, availability under
       this credit line increased by $585,937.                          1,368,000              2,000,000

   Other                                                                  286,386                346,622

   Unamortized debt discount and expense                                 (467,000)              (506,000)
                                                                     ------------           ------------

                                                                       20,566,308             22,513,749
   Less - current maturities                                           (2,788,764)            (1,854,401)
                                                                     ------------            -----------
                                                                    $  17,777,544           $ 20,659,348
                                                                     ============            ===========

   The maturities of long-term obligations are as follows:

   Year Ending December 31,

              1998                                                       $  2,760,202
              1999                                                          2,125,661
              2000                                                          1,729,099
              2001                                                          1,561,072
              2002                                                          1,594,337
              Thereafter                                                    8,007,173
                                                                         ------------
                                                                          $17,777,544
                                                                         ============

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

   The Company obtained waivers for or was in compliance with all debt covenants at December 31, 1996.

(4)           LEASES

   Total rent expense on operating leases approximated $156,000, $160,000 and $232,000 and there were no contingent rentals or operating subleases.

   Future minimum rental payments on the Company's operating leases are not significant.

(5)           ACCRUED EXPENSES

   The components of accrued expenses are as follows:


                                                                1996                        1995
                                                            -----------                 -----------
Rental pool lease distribution                              $ 2,134,459                 $ 1,760,259
Salaries                                                      1,456,267                   1,400,364
Taxes, other than income taxes                                  242,820                     742,033
Other                                                           744,435                     371,429
                                                            -----------               -------------
                                                            $ 4,577,981                 $ 4,274,085
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

(7)           SUPPLEMENTAL CASH FLOW DATA

CHANGES IN WORKING CAPITAL

   The (increases) decreases in working capital other than cash are as follows:

                                                           1996                1995              1994
                                                      ---------------     --------------    --------------
   Accounts receivable                                $      91,569       $   (708,251)       $   (829,908)
   Inventories and supplies                                (731,468)            32,164            (759,044)
   Prepaid expenses and other                               251,132             16,724             213,587
   Intercompany                                            (156,857)          (260,038)            505,597
   Accounts payable                                         347,650            429,351             246,857
   Accrued expenses                                         303,896            (42,334)            692,627
   Deposits and prepaid fees                                 74,231           (403,755)            618,979
                                                       ------------         ----------         -----------
                                                      $     180,153       $   (936,139)       $    688,695
                                                       ============         ==========         ===========


                                                           1996                1995                1994
                                                      ---------------     --------------      ---------

NONCASH ACTIVITIES

   The Company obtained machinery and
       equipment through a trade-in.                  $      -            $    351,050        $       -

   The Company transferred undeveloped
       land to inventory.                             $       -           $     63,955        $     25,324

   The Company received land and related
       improvements from an affiliate in
       exchange for a long-term intercom-
       pany obligation.                               $       -            $         -        $    236,385

   The Company satisfied its preferred
       stock dividend liability to GHI
       through the intercompany account.              $     256,312             256,312       $    256,312

OTHER INFORMATION

   Interest paid in cash, net of
       amounts capitalized.         $ 2,029,000     $ 2,100,000     $ 2,249,000

(8)           LONG-TERM CONTINGENCY AND ADVANCE

   The Company has drawn $1,721,000 under the Innisbrook HHC agreement primarily to acquire GHR property and equipment. $403,462 of interest has been accrued at 8% per annum on this amount. These amounts are included in long-term contingency. Repayment is contingent upon Innisbrook exceeding certain not yet attained earnings levels. HHC's opportunity to collect under the agreement expires at the end of 20 years.

   The Company entered into an agreement with the Lessors' Advisory Committee of the Innisbrook Rental Pool (the IRP) to fund certain improvements to the condominiums and common areas. A total of $1,779,000 was advanced on similar terms to the Company by HHC, with HHC's opportunity to collect these advances expiring at the end of 10 years. The amount advanced GHR, together with accrued interest thereon, exceeds the amount due from IRP by $97,476. This excess is included in long-term contingency. Repayment of the advances is contingent upon the IRP distribution exceeding a specified level. This has resulted in repayment requirements of $363,593 and $150,036 by the IRP to the Company, with equal and offsetting amounts due HHC from the Company.

   The Company also entered into a loan agreement with the Tamarron Association of Condominium Owners (TACO) to fund certain improvements to the condominiums and common areas up to a maximum of $1,500,000. A total of $784,000 has been advanced. Also, HHC has advanced amounts to the Company on similar terms which exceed the TACO amount by $30,000. Repayments of the advances are due in seven equal installments commencing November 15, l998.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To Golf Host Resorts, Inc., and the Lessors of the
       Innisbrook Rental Pool Lease Operation:

       We have audited the accompanying balance sheets of the INNISBROOK RENTAL POOL LEASE OPERATION (Note 1) as of December 31, 1996 and 1995, and the related statements of operations and changes in participants' fund balances for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Innisbrook Rental Pool Lease Operation as of December 31, 1996 and 1995, and the results of its operations and changes in its participants' fund balances for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                                            ARTHUR ANDERSEN LLP



Tampa, Florida,
March 21, 1997

                    INNISBROOK RENTAL POOL LEASE OPERATION
                                BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995



                                                 DISTRIBUTION FUND

                                                                             1996                1995
                                                                        -------------       -----------
                                                      ASSETS
RECEIVABLE FROM GOLF HOST RESORTS, INC.
     FOR DISTRIBUTION - FULLY SECURED                                   $1,938,129          $1,592,105
INTEREST RECEIVABLE FROM MAINTENANCE
     ESCROW FUND                                                            22,045              16,568
                                                                         ---------           ---------
                                                                        $1,960,174          $1,608,673
                                                                         =========           =========

                                    LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                                    $1,316,480          $1,340,684
DUE TO MAINTENANCE ESCROW FUND                                             302,506             135,354
AMOUNT DUE FOR LIFE-SAFETY
     REIMBURSEMENT                                                         341,188             132,635
PARTICIPANTS' FUND BALANCES                                                      -                   -
                                                                         ---------           ---------
                                                                        $1,960,174          $1,608,673
                                                                         =========           =========

                                              MAINTENANCE ESCROW FUND

                                                      ASSETS

CASH AND CASH EQUIVALENTS                                               $1,580,919           1,132,243
INVENTORIES                                                                    -                   251
RECEIVABLE FROM DISTRIBUTION FUND                                          302,506             135,354
INTEREST RECEIVABLE                                                         19,856              17,902
                                                                         ---------           ---------
                                                                        $1,903,281          $1,285,750
                                                                         =========           =========

                                    LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                                        $  108,391          $   85,087
INTEREST PAYABLE TO DISTRIBUTION FUND                                       22,045              16,568
CARPET CARE RESERVE                                                         38,430              42,836
PARTICIPANTS' FUND BALANCES                                              1,734,415           1,141,259
                                                                         ---------           ---------
                                                                        $1,903,281          $1,285,750
                                                                         =========           =========



       The accompanying notes are an integral part of these statements.

                    INNISBROOK RENTAL POOL LEASE OPERATION
                           STATEMENTS OF OPERATIONS
      FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996

                              DISTRIBUTION FUND


                                                          1996                 1995                1994
                                                     --------------       --------------       -----------

GROSS REVENUES                                          $15,480,899         $ 14,662,736       $13,412,188
                                                      -------------           ----------        ----------

DEDUCTIONS:
   Agents' commissions                                      357,441              353,383           437,827
   Audit fees                                                12,100               12,100            11,500
                                                      -------------           ----------        ----------
                                                            369,541              365,483           449,327
                                                      -------------           ----------        ----------
ADJUSTED GROSS REVENUES                                  15,111,358           14,297,253        12,962,861

MANAGEMENT FEE                                           (7,102,338)          (6,719,709)       (6,092,545)
                                                      -------------           ----------        ----------

GROSS INCOME DISTRIBUTION                                 8,009,020            7,577,544         6,870,316

ADJUSTMENTS TO GROSS INCOME
  DISTRIBUTION:
   Corporate complimentary
       occupancy fees                                        10,058                8,441             7,171
   Occupancy fees                                        (1,689,670)          (1,343,526)       (1,276,451)
   Advisory Committee expenses                              (96,795)             (89,120)          (88,794)
   Life-safety reimbursement                               (341,188)            (132,635)          -
                                                     --------------           ----------        ----------

NET INCOME DISTRIBUTION                                   5,891,425            6,020,704         5,512,242

ADJUSTMENTS TO NET INCOME
  DISTRIBUTION:
   Occupancy fees                                          1,689,670           1,343,526         1,276,451
   Hospitality suite fees                                     15,790              11,093            17,164
   Greens fees                                                89,248              91,338            87,721
   Additional participation credits                           72,865              75,775            78,405
                                                     ---------------          ----------        ----------

AMOUNT AVAILABLE FOR DISTRI-
   BUTION TO PARTICIPANTS                            $     7,758,998        $  7,542,436       $ 6,971,983
                                                      ==============          ==========        ==========




       The accompanying notes are an integral part of these statements.

                    INNISBROOK RENTAL POOL LEASE OPERATION
             STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
      FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996

                              DISTRIBUTION FUND



                                                         1996                 1995                 1994
                                                     -------------        --------------       ------------
BALANCE, beginning of year                           $        -           $        -           $        -

ADDITIONS:
   Amounts available for distribution
       before life-safety reimbursement                  8,100,186            7,675,071          6,971,983
   Interest received or receivable
       from Maintenance Escrow Fund                         82,198               58,209             29,220
REDUCTIONS:
   Amounts withheld for Maintenance
       Escrow Fund                                      (1,263,618)            (671,782)          (638,237)
   Amounts withheld for life-safety
       reimbursement                                      (341,188)            (132,635)                 -
   Amounts accrued or paid
       to participants                                  (6,577,578)          (6,928,863)        (6,362,966)
                                                      ------------         ------------         ----------

BALANCE, end of year                                 $         -          $         -          $         -
                                                      ============         ============         ==========


                                                MAINTENANCE ESCROW FUND


                                                          1996                 1995                 1994
                                                     -----------         --------------       ------------

BALANCE, beginning of year                           $ 1,141,259          $    851,207         $    733,465

ADDITIONS:
   Amounts withheld from
       occupancy fees                                  1,263,618               671,782              638,237
   Interest earned                                        82,198                58,209               29,220
   Charges to participants to establish
       or restore escrow balances                      1,081,816             1,341,784              859,410
REDUCTIONS:
   Maintenance charges                                (1,633,478)           (1,644,340)          (l,278,411)
   Carpet care reserve deposit                           (33,708)              (13,449)             (51,056)
   Interest accrued or paid to
       Distribution Fund                                 (82,198)              (58.209)             (29,220)
   Refunds to participants as
       prescribed by Master
       Lease Agreement                                   (85,133)              (65,725)             (50,438)
                                                      ----------           -----------          -----------

BALANCE, end of year                                 $ 1,734,415           $ 1,141,259          $   851,207
                                                      ==========           ===========          ===========



       The accompanying notes are an integral part of these statements.

                    INNISBROOK RENTAL POOL LEASE OPERATION
                        NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994

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

   Amounts receivable from GHR for distribution to Participants are secured by a secondary interest in certain accounts receivable of GHR. Timely funding is required to the extent that borrowings available to GHR under its accounts receivable financing line of credit are less than the amounts due. The receivable from GHR as of December 31, 1996 was paid in accordance with the terms of the Agreements.

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

   Owners who purchased units prior to January 1, l991 who participate in the Rental Pool for at least 50% of the year or 50% of the time they owned their unit receive Additional Participation Credits. Participation in greens fees is restricted to original condominium apartment owners who executed purchase agreements for certain units prior to April 13, 1972. Greens fees and Additional Participation Credits are requirements of agreements other than the current Agreements; they have been included in Adjustments to Net Income Distribution of the Rental Pool as this treatment is consistent with the method utilized by GHR to pay such amounts to the applicable Participants.

MAINTENANCE ESCROW FUND ACCOUNTS

   The Agreements provide that 75% and 50% for 1996 and 1995, respectively, of the Occupancy Fees earned by each Participant shall be deposited in such Participant's Maintenance Escrow Fund account. This account provides funds for the payment of amounts which are chargeable to the Participant under the Agreements for maintenance and refurbishment services. When the balance of the Participant's Maintenance Escrow Fund account exceeds 75% and 50% of the defined furniture replacement value for 1996 and 1995, respectively, the excess shall be refunded to the Participant, as provided in the Agreements. Should a Participant's balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to an adequate level.

   A percentage of the Occupancy Fees is deposited into the Carpet Care reserve in the Maintenance Escrow Fund which will bear the expenses of carpet cleaning for all Participants. This percentage is estimated to provide the amount necessary to fund such expenses and may be adjusted annually. The amounts expended for carpet care were $38,170, $39,675 and $59,182 for 1996, 1995 and 1994, respectively.

   GHR, under the direction of the Lessors' Advisory Committee and in compliance with restrictions in the MLA, invests the funds of this account on behalf of the Participants. The Lessors' Advisory Committee consists of nine Participants elected to advise GHR in Rental Pool matters. Income earned on these investments is allocated proportionately to Participants' Maintenance Escrow Fund accounts and paid quarterly through the Distribution Fund. Included in cash and cash equivalents at December 31, 1996 are certificates of deposit of $1,275,000, at cost, maturing between March 12, 1997 and December 12, 1997, and bearing interest at rates from 5.15% to 6.35%; a Treasury Bill maturing January 2, 1997, with the remainder being held in a money market account.

(2)      AFFILIATE AND GHR OWNED CONDOMINIUM APARTMENTS:

   GHR, as well as certain shareholders, directors and officers of GHR and its affiliates own condominium apartments which participate in the Rental Pool in the same manner as all others.

(3)      COMMITMENTS AND CONTINGENCIES:

   Hilton Hotels Corporation (HHC) has managed Innisbrook since April 1993. In connection with the related agreement, HHC funded the cost of certain special projects and property improvements, including the installation of life-safety equipment in condominium units participating in the Rental Pool and related common areas. Separately, the Rental Pool agreed to reimburse GHR the cost of installing the life-safety equipment, including reimbursements to condominium apartment owners for previously installed equipment, in an amount equal to

$1,779,000, plus interest at 7.75% per annum for no more than five years on each related draw thereunder. Payments are required for years in which the Amount Available for Distribution to Participants exceeds $7,375,000, and shall equal 50% of such excess. If a participant withdraws from the Rental Pool for any reason, other than a sale, before the obligation to GHR has been fully repaid, such participant will be required to immediately pay a proportionate share of the unpaid balance. In l996 and 1995, repayment requirements of $362,593 and $150,036 resulted. Of the 1996 total repayment, $341,188 was an Adjustment to Gross Income Distribution. The remaining $21,405 was repaid with receipts from Participants who withdrew from the Rental Pool during the year. The 1996 repayment was applied first against accrued interest of $175,586, with the balance applied against principal. Of the 1995 repayment, $l32,635 was an adjustment to Gross Income Distribution. The remaining $17,401 was repaid from receipts from Participants who withdrew from the Rental Pool during the year. The 1995 repayment applied solely to accrued interest.

   The Rental Pool is not obligated to reimburse GHR if the agreement between HHC and GHR is terminated. Also, after 10 years, any amounts still due GHR, including interest, will no longer be payable and the Rental Pool's obligation to GHR will end.

   As of December 31, 1996, the maximum amount payable under this arrangement, excluding any future interest accrual, was $1,526,199.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To Golf Host Resorts, Inc., and the Lessors of the
       Tamarron Rental Pool Lease Operation:

       We have audited the accompanying balance sheets of the TAMARRON RENTAL POOL LEASE OPERATION (Note 1) as of December 31, 1996 and 1995, and the related statements of operations and changes in participants' fund balances for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Tamarron Rental Pool Lease Operation as of December 31, 1996 and 1995, and the results of its operations and changes in its participants' fund balances for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                                            ARTHUR ANDERSEN LLP



Tampa, Florida,
March 21, 1997

                     TAMARRON RENTAL POOL LEASE OPERATION
                                BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995

                              DISTRIBUTION FUND


                                                                               1996              1995
                                                                            -----------       ----------
                                                      ASSETS

CASH                                                                        $     1,000       $    1,000
RECEIVABLE FROM GOLF HOST RESORTS, INC.
     FOR DISTRIBUTION                                                           196,330          168,154
INTEREST RECEIVABLE FROM MAINTENANCE
     ESCROW FUND                                                                    454            1,750
                                                                            -----------       ----------
                                                                            $   197,784       $  170,904
                                                                            ===========       ==========
                                    LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                                        $   155,505       $  138,622
DUE TO MAINTENANCE ESCROW FUND                                                   42,279           32,282
PARTICIPANTS' FUND BALANCES                                                       -                 -
                                                                            -----------       ----------
                                                                            $   197,784       $  170,904
                                                                            ===========       ==========
                                              MAINTENANCE ESCROW FUND

                                                      ASSETS

CASH AND CASH EQUIVALENTS                                                   $   83,576        $ 174,562
DUE FROM DISTRIBUTION FUND                                                      42,279           32,282
INTEREST RECEIVABLE                                                               -               2,235
INVENTORY:
     Linen                                                                      86,904           89,049
     Materials and supplies                                                      7,737            9,320
DEPOSITS                                                                          -              37,299
                                                                            -----------       ---------
                                                                            $  220,496        $ 344,747
                                                                            ==========        =========

                                    LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                                            $   22,494        $  14,661
INTEREST PAYABLE TO DISTRIBUTION FUND                                              454            1,750
PARTICIPANTS' FUND BALANCES                                                    197,548          328,336
                                                                            ----------         --------
                                                                            $  220,496        $ 344,747
                                                                            ==========        =========


     The accompanying notes are an integral part of these balance sheets.

                     TAMARRON RENTAL POOL LEASE OPERATION
                           STATEMENTS OF OPERATIONS
      FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996

                              DISTRIBUTION FUND



                                                          1996               1995                 1994
                                                    -----------------  ------------------   --------------

GROSS REVENUES                                        $ 3,606,132         $ 3,633,333         $ 3,784,599
                                                       ----------          ----------           ---------

DEDUCTIONS:
     Agents' commissions                                  125,209             113,560             161,030
     Sales and marketing expenses                         306,520             327,000             359,537
     Audit fees                                            10,400              10,400               9,800
                                                       ----------          ----------          ----------
                                                          442,129             450,960             530,367
                                                       ----------          ----------          ----------
ADJUSTED GROSS REVENUES                                 3,164,003           3,182,373           3,254,232

MANAGEMENT FEE                                         (1,582,002)         (1,591,186)         (1,627,116)
                                                       ----------          ----------          ----------

GROSS INCOME DISTRIBUTION                               1,582,001           1,591,187           1,627,116

ADJUSTMENTS TO GROSS INCOME
  DISTRIBUTION:
     Corporate complimentary
       occupancy fees                                       4,084               2,990               3,558
     Occupancy fees                                      (304,829)           (307,019)           (343,065)
     Designated items                                     (71,150)            (65,275)            (53,595)
     Advisory Committee expenses                          (11,136)             (6,425)             (3,963)
                                                       ----------          ----------          ----------

POOLED INCOME                                           1,198,970           1,215,458           1,230,051

ADJUSTMENTS TO POOLED INCOME:
     Hospitality suite fees                                    53                 105                 973
     Occupancy fees                                       304,829             307,019             343,065
                                                       ----------          ----------          ----------

NET INCOME DISTRIBUTION                               $ 1,503,852         $ 1,522,582         $ 1,574,089
                                                       ==========          ==========          ==========





       The accompanying notes are an integral part of these statements.

                     TAMARRON RENTAL POOL LEASE OPERATION
             STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
      FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996

                              DISTRIBUTION FUND


                                                             1996               1995            1994
                                                      ------------------ ------------------- -------------
BALANCE, beginning of year                            $        -          $        -          $        -

ADDITIONS:
     Amounts available for distribution                  1,503,852           1,522,582           1,574,089
     Interest received or receivable from
         Maintenance Escrow Fund                             3,261               6,004               5,350
REDUCTIONS:
     Amounts withheld for Maintenance
         Escrow Fund                                      (152,416)           (153,513)           (171,533)
     Amounts accrued or paid to participants            (1,354,697)         (1,375,073)         (1,407,906)
                                                       -----------          ----------          ----------
BALANCE, end of year                                  $        -                    -                   -
                                                       ===========          ==========          ==========


                                                MAINTENANCE ESCROW FUND


                                                            1996               1995               1994
                                                      --------------     ---------------     --------------

BALANCE, beginning of year                            $    328,336        $    397,655        $    258,562

ADDITIONS:
     Amounts withheld from occupancy fees                  152,416             153,513             171,533
     Interest earned                                         3,261               6,004               5,350
     Reimbursement of designated items                      71,150              65,275              53,595
     Charges to participants to establish or
        restore escrow balances                            276,838             116,398             140,794
REDUCTIONS:
     Maintenance and inventory charges                    (164,323)           (172,737)           (128,628)
     Refurbishing charges                                 (369,161)           (138,476)             (8,901)
     Interest accrued or paid to
        Distribution Fund                                   (3,261)             (6,004)             (5,350)
     Designated items                                      (71,150)            (65,275)            (53,595)
     Refunds to participants as prescribed
        by Master Lease Agreement                          (26,558)            (28,017)            (35,705)
                                                       -----------          ----------          ----------
BALANCE, end of period                                $    197,548         $   328,336         $   397,655
                                                       ===========          ==========          ==========


       The accompanying notes are an integral part of these statements.

                     TAMARRON RENTAL POOL LEASE OPERATION
                        NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, L996, 1995 AND 1994


(1)      RENTAL POOL LEASE OPERATION AND RENTAL POOL LEASE AGREEMENT:

Organization and Operations

   The Tamarron Rental Pool Lease Operation (the Rental Pool) consists of condominium apartments at Tamarron Hilton Resort which are provided as hotel accommodations by their owners. The condominium owners (Participants) have entered into Annual Rental Pool Lease Agreements (ALAs) and a Master Lease Agreement (MLA), which defines the terms and conditions related to each ALA, with Golf Host Resorts, Inc. (GHR), the lessee of the Rental Pool. The MLA and ALAs are referred to collectively as the "Agreements." The ALAs expire at the end of each calendar year; the MLA will remain in effect through December 31, 2003.

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

   Funding of the estimated amounts receivable from GHR for distribution is due at least weekly to the extent that borrowings available to GHR under its various lines of credit are less than the amounts due to the Distribution Fund. The receivable from GHR as of December 31, 1996, was paid in accordance with the terms of the Agreements.

   The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates.

Computation and Allocation of Earnings

   The Participants and GHR share the Adjusted Gross Revenues of the Rental Pool in accordance with the terms of the Agreements. Adjusted Gross Revenues consist of revenues earned from the rental of condominium apartments net of Sales and Marketing expenses (limited to 8.5%, 9% and 9.5% of Gross Revenues for 1996, 1995 and 1994, respectively), agents' commissions (not to exceed 5.5% of Gross Revenues) and audit fees. GHR receives a Management Fee equal to 50% of Adjusted Gross Revenues.

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

   Funds deposited in the Maintenance Escrow Fund are invested on behalf of the Participants. Income earned on these investments is allocated proportionately to Participants' Maintenance Escrow Fund accounts and paid quarterly through the Distribution Fund. Cash and cash equivalents at December 31, 1996 consists of an interest bearing demand account.

(2)      AFFILIATE-OWNED CONDOMINIUM APARTMENTS:

   Golf Host Development, Inc. (an affiliate of GHR), as well as certain shareholders, directors and officers of GHR and its affiliates own condominium apartments which participate in the Rental Pool in the same manner as all others.

(3)      LINEN AND MATERIALS AND SUPPLIES INVENTORY:

   Linen amortization and the cost of Participants' actual usage of certain supplies, collectively referred to as Designated Items, are charged to all Participants as a group and allocated to the Participants based upon their Participation Factors. Linen inventory is stated at cost, less accumulated amortization of $59,237 and $48,211 at December 31, 1996 and 1995, respectively. Linen Amortization is computed on the straight-line method over an estimated useful life of 48 months.

   Materials and supplies inventories consist primarily of minor apartment furnishings and appliances carried at cost, determined on a first-in, first-out basis. The cost of such items, not considered Designated Items, are charged to Participants' individual Maintenance Escrow accounts based on actual usage.