Form 10-Q
period 1997-03-31
GOLF HOST RESORTS INC
filed 1997-05-15
CIK 42429

                                   FORM 10-Q




                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                              --------------------



               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of The Securities Exchange Act of 1934



                              --------------------



                        For Quarter Ended March 31, 1997


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

                            GOLF HOST RESORTS, INC.
                                 BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996



                                     ASSETS
                  (Substantially all pledged - Notes 2 and 3)


                                                        MARCH 31,      DECEMBER 31,
                                                          1997            1996
                                                      -----------      -----------
CURRENT ASSETS:
     Cash                                             $   523,328      $   488,685
     Accounts receivable                                6,367,680        4,380,108
     Notes receivable                                     164,054          163,942
     Inventories and supplies                           4,982,301        5,123,966
     Prepaid expenses and other                         1,275,160          956,054
     Intercompany receivables                                --            724,312
                                                      -----------      -----------
         Total current assets                          13,312,523       11,837,067
                                                      -----------      -----------

OTHER DEFERRED CHARGES                                    238,627          238,627

LONG-TERM RECEIVABLES, less
     amounts currently due                                952,426        1,021,178

PROPERTY AND EQUIPMENT, at cost,
     less accumulated depreciation
     and amortization                                  39,964,940       40,038,322
                                                      -----------      -----------
                                                      $54,468,516      $53,135,194
                                                      ===========      ===========


The accompanying notes are an integral part of these balance sheets. These statements were prepared from the books and records of the Company without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                            GOLF HOST RESORTS, INC.
                                 BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996



                    LIABILITIES AND SHAREHOLDERS' INVESTMENT



                                                        MARCH 31,       DECEMBER 31,
                                                          1997              1996
                                                      -----------      -------------
CURRENT LIABILITIES:
     Notes payable                                    $       100      $   734,429
     Maturing long-term obligations                     2,743,120        2,788,764
     Accounts payable                                   2,509,925        2,258,702
     Accrued expenses                                   5,463,429        4,577,981
     Deposits and prepaid fees                          2,229,155        2,755,297
     Intercompany payable                                 389,905             --
                                                      -----------      -----------
         Total current liabilities                     13,335,634       13,115,173
                                                      -----------      -----------

LONG-TERM OBLIGATIONS,
     less current maturities                           17,087,169       17,777,544
                                                      -----------      -----------

LONG-TERM INTERCOMPANY                                  4,787,983        4,951,895
                                                      -----------      -----------

LONG-TERM CONTINGENCY                                   2,260,443        2,221,938
                                                      -----------      -----------

SHAREHOLDERS' INVESTMENT:
     Common stock, $1 par, 5,000
         shares authorized and out-
         standing                                           5,000            5,000
     5.6% cumulative preferred
         stock, $1 par, 4,577,000
         shares authorized and
         outstanding                                    4,577,000        4,577,000
     Paid-in capital                                    2,329,447        2,329,447
     Retained earnings                                 10,085,840        8,157,197
                                                      -----------      -----------
         Total shareholders' investment                16,997,287       15,068,644
                                                      -----------      -----------
                                                      $54,468,516      $53,135,194
                                                      ===========      ===========


The accompanying notes are an integral part of these balance sheets. These statements were prepared from the books and records of the Company without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                            GOLF HOST RESORTS, INC.
                              STATEMENTS OF INCOME
                 FOR THE QUARTERS ENDED MARCH 31, 1997 AND 1996

                                                        Quarters Ended March 31,
                                                      -----------------------------
                                                          1997            1996
                                                      ------------     ------------
REVENUES:
     Hotel                                            $  6,669,099     $  6,802,052
     Food and beverage                                   4,620,490        4,856,234
     Golf                                                5,602,045        5,854,393
     Other                                               1,898,109        1,914,706
     Real estate activities                                180,000          (14,288)
                                                      ------------     ------------
                                                        18,969,743       19,413,097
                                                      ------------     ------------
COSTS AND OPERATING EXPENSES:
     Hotel                                               5,278,027        5,225,462
     Food and beverage                                   3,115,654        3,119,640
     Golf                                                1,708,712        1,742,002
     Other                                               3,965,077        3,894,333
     General and administrative                          1,153,385        1,174,761
     Real estate activities                                 88,629              477
                                                      ------------     ------------
                                                        15,309,484       15,156,675
                                                      ------------     ------------

OPERATING INCOME                                         3,660,259        4,256,422

INTEREST, NET                                              465,338          514,197
                                                      ------------     ------------

INCOME BEFORE INCOME TAX                                 3,194,921        3,742,225

PARENT INCOME TAX CHARGE                                 1,202,200        1,403,900
                                                      ------------     ------------

INCOME BEFORE DIVIDEND
  REQUIREMENTS ON PREFERRED STOCK                        1,992,721        2,338,325

DIVIDEND REQUIREMENTS ON
  PREFERRED STOCK                                           64,078           64,078
                                                      ------------     ------------

NET INCOME AVAILABLE
  TO COMMON SHAREHOLDERS                              $  1,928,643     $  2,274,247
                                                      ============     ============

EARNINGS PER COMMON SHARE                             $     385.73     $     454.85
                                                      ============     ============

     The accompanying notes are an integral part of these statements. These statements were prepared from the books and records of the Company without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                            GOLF HOST RESORTS, INC.
                     STATEMENTS OF SHAREHOLDERS' INVESTMENT
                  FOR THE FIFTEEN MONTHS ENDED MARCH 31, 1997


                                                                                     Other Shareholders'
                                  $1 Par Value          5.6% Cumulative                  Investment
                                  Common Stock          Preferred Stock          --------------------------        Total
                               ----------------     ------------------------      Paid-In         Retained      Shareholders'
                               Shares    Amount      Shares         Amount        Capital         Earnings       Investment
                               -----     ------     ---------     ----------     ----------     -----------     -----------
Balance, December 31, 1995     5,000     $5,000     4,577,000     $4,577,000     $2,329,447     $ 7,042,986     $13,954,433

   Net income available to
      common shareholders       --         --            --             --             --         1,114,211       1,114,211
                               -----     ------     ---------     ----------     ----------     -----------     -----------

Balance, December 31, 1996     5,000      5,000     4,577,000      4,577,000      2,329,447       8,157,197      15,068,644

   Net income available to
      common shareholders       --         --            --             --             --         1,928,643       1,928,643
                               -----     ------     ---------     ----------     ----------     -----------     -----------

Balance, March 31, 1997 ..     5,000     $5,000     4,577,000     $4,577,000     $2,329,447     $10,085,840     $16,997,287
                               =====     ======     =========     ==========     ==========     ===========     ===========



The accompanying notes are an integral part of these statements. These statements were prepared from the books and records of the Company without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                            GOLF HOST RESORTS, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 1997 AND 1996



                                                          1997             1996
                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income before dividend
         requirements on preferred stock               $ 1,992,721      $ 2,338,325
     Adjustments to reconcile net
         income to net cash flows
         from operating activities:
         Depreciation and amortization                     645,000          620,100
         Changes in operating working capital
         other than cash (Note 7)                         (440,267)      (2,654,206)
                                                       -----------      -----------
           Net cash flows provided by
             operating activities                        2,197,454          304,219
                                                       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment                  (585,179)        (585,560)
     Recovery of cost of property and
         equipment sold                                     13,561            4,440
     Additions to notes receivable                            (605)         (17,256)
     Reductions in notes receivable                         69,245          519,736
                                                       -----------      -----------
         Net cash flows used in investing
              activities                                  (502,978)         (78,640)
                                                       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in notes payable                          (734,329)        (343,929)
     Increases in long-term obligations                     59,592            3,978
     Decreases in long-term obligations                   (795,611)        (758,132)
     (Decrease) increase in long-term intercompany        (227,990)         797,957
     Increase in long-term contingency                      38,505              642
                                                       -----------      -----------
         Net cash flows provided by
              financing activities                      (1,659,833)        (299,484)
                                                       -----------      -----------

NET INCREASE (DECREASE) IN CASH                             34,643          (73,905)
                                                       -----------      -----------
CASH, BEGINNING OF QUARTER                                 488,685          312,603
                                                       -----------      -----------
CASH, END OF QUARTER                                   $   523,328      $   238,698
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

                            GOLF HOST RESORTS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996


(1)    ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT
       ACCOUNTING POLICIES

       During the quarter, there was no significant change from the 10-K filing of December 31, 1996 except as follows:

       Financial Statement Presentation

       Certain reclassifications have been made to the December 31, 1995, March 31, 1996 and December 31, 1996 financial statements to conform to the March 31, 1997 presentation.

(2)    LINES OF CREDIT

       During the quarter, there was no significant change from the 10-K filing of December 31, 1996 except as follows:

       Under provisions of the related loan agreements, approximately $5,664,000 was available for immediate use.

(3)    LONG-TERM OBLIGATIONS AND CAPITAL LEASE OBLIGATIONS

           Long-term obligations consist of the following:

                                                            MARCH 31,      DECEMBER 31,
                                                              1997             1996
                                                         ------------     ------------
Mortgage notes at varying rates, ranging
    from 8.3% to 9%, maturing from
    1998 to 2007.                                        $ 15,179,210     $ 15,487,194

Equipment revolving credit line at
    prime, maturing serially from 1997
    to 2001.                                                3,398,164        3,891,728

A $2,000,000 revolving credit line at 9%,
    maturing in 2007.                                       1,368,000        1,368,000

Other                                                         334,665          286,386
Unamortized debt discount and expense                        (449,750)        (467,000)
                                                         ------------     ------------
                                                           19,830,289       20,566,308
Less-current maturities                                    (2,743,120)      (2,788,764)
                                                         ------------     ------------
                                                         $ 17,087,169     $ 17,777,544
                                                         ============     ============

     The remainder of Note 3 has not changed significantly from the 10-K filing of December 31, 1996.

(4)  LEASES

     During the quarter, there was no significant change from the 10-K filing of December 31, 1996.

(5)  ACCRUED EXPENSES

     Accrued expenses consist of the following:


                                                       MARCH 31,     DECEMBER 31,
                                                         1997            1996
                                                      ----------     ------------
       Rental pool lease operations                   $3,382,086     $2,134,459
       Salaries                                          988,753      1,456,267
       Taxes, other than income taxes                    417,164        242,820
       Other                                             675,426        744,435
                                                      ----------     ----------
                                                      $5,463,429     $4,577,981
                                                      ==========     ==========

(6)  INCOME TAX ALLOCATION AND SHARING POLICY

     During the quarter, there was no significant change from the 10-K filing of December 31, 1996.

(7)  SUPPLEMENTAL CASH FLOW DATA

     The (increases) decreases in working capital other than cash are as follows:


                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                         1997             1996
                                                      -----------    -------------
Accounts receivable                                   $(1,987,572)      (3,745,113)
Inventories and supplies                                  141,665           18,707
Prepaid expenses and other                               (319,106)         116,094
Intercompany                                            1,114,217          235,664
Accounts payable                                          251,223          639,607
Accrued expenses                                          885,448          747,269
Deposits and prepaid fees                                (526,142)        (666,434)
                                                      -----------      -----------
                                                      $  (440,267)     $(2,654,206)
                                                      ===========      ===========
Noncash Financing Activities:

    The Company satisfied its preferred
            stock dividend liability to
            Golf Hosts, Inc. through the
            long-term intercompany account.           $    64,078      $    64,078

                            GOLF HOST RESORTS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

        Occupancy for the quarter, measured in room nights, declined 2.4% from the prior year level. On a divisional basis, Innisbrook's occupancy fell 7.9%, while Tamarron experienced a gain of 31.0%. The fluctuations were primarily in the conference segment.

        On a per occupied room night basis, revenues, excluding those attributable to real estate activities, declined .9%, from $375.94 to $372.62. The decline primarily was in food and beverage and can be attributed to the spending patterns unique to the conference business associated with each period. Golf also declined, due in part to the occupancy gain at Tamarron for which, due to seasonality, there were no attendant golf revenues. On a divisional basis, revenue per occupied room was $418.97 and $174.47, compared with $407.82 and $182.09 a year earlier, for Innisbrook and Tamarron, respectively. The occupancy decline coupled with changes in guest spending, as measured by revenue per occupied room, resulted in a decline in total revenues, excluding those attributable to real estate activities, of approximately $638,000 or 3.3%. Revenues from real estate activities increased almost $200,000, attributable to the closing of the last residential homesite at Estates at Tamarron - Highpoint.

        Costs and operating expenses, in relation to total revenues, increased from 78.1% to 80.7%. To some extent, the increase can be attributed to the minimum wage hike that went into effect last fall. Additionally, lost economies of scale typically accompany lower levels of occupancy, contributing to an erosion of the operating income margin. Finally, the impact of lower guest spending, coupled with general price level changes in the underlying cost structure, adversely impacted the operating expense percentage, further eroding the operating income margin.

        Interest, net, decreased approximately $50,000 from the year-ago level, reflecting lower borrowings under the accounts receivable line of credit, and a reduction in both the interest rate and the level of debt outstanding under the Company's mortgages.

FINANCIAL CONDITION

        At March 31, 1997, the Company's net working capital deficit was $23,111, compared with $1,278,106 at December 31, 1996. The Company typically experiences seasonal fluctuations in its net working capital position without impairing its ability to pay trade creditors in a timely manner and satisfy its financial obligations in an orderly fashion.

        The Company maintains satisfactory relations with its financial institutions. Liquidity is provided by an accounts receivable and inventory credit line of $6,000,000, of which $5,664,000 was available for immediate use at March 31, 1997, and a revolving mortgage credit facility of $2,000,000, of which approximately $586,000 was available for immediate use at March 31, 1997. Specific financing is in place for most equipment purchases.

        Based on expected operating levels for the balance of the year and the existence of credit facilities with its lenders, the Company assesses its liquidity as satisfactory.

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

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5.   Other Information

          Pursuant to an agreement with the SEC staff, included in this 10-Q filing are unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation for the quarters ended March 31, 1997 and 1996.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

              27 Financial Data Schedule (for SEC use only).

          (b) Reports on Form 8-K

              None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           GOLF HOST RESORTS, INC.




Date:      May 15, 1997                        By:      /s/ R. S. Ferreira
     --------------------------------            ------------------------------
                                                 Richard S. Ferreira
                                                 Executive Vice President
                                                 Chief Financial Officer




Date:      May 15, 1997                        By:      /s/ A. S. Herzog
     --------------------------------            ------------------------------
                                                 A. Stephen Herzog
                                                 Vice President and Controller
                                                 Chief Accounting Officer




Date:      May 15, 1997                        By:      /s/ R. L. Akin
     --------------------------------            ------------------------------
                                                 Richard L. Akin
                                                 Vice President
                                                 and Treasurer

                          RENTAL POOL LEASE OPERATIONS



The following unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation (the Rental Pools) are for the quarters ended March 31, 1997 and 1996.

The operations of the Rental Pools are tied closely to that of Golf Host Resorts, Inc. (the Company), and provide for distribution of a percentage of the Company's room revenues, as defined in the Rental Pool Master Lease Agreements, to participating condominium owners (Participants).

The operations of the Rental Pools are more fully discussed in Form 10-K, for the fiscal year ended December 31, 1996 (File No. 2-64309).

                     INNISBROOK RENTAL POOL LEASE OPERATION
                                 BALANCE SHEETS
                            MARCH 31, 1997 AND 1996

                               DISTRIBUTION FUND

                                                                           1997           1996
                                                                        ----------     ----------
                                        ASSETS
RECEIVABLE FROM GOLF HOST RESORTS, INC
  FOR DISTRIBUTION - FULLY SECURED                                      $3,093,103     $3,249,762
INTEREST RECEIVABLE FROM MAINTENANCE
  ESCROW FUND                                                               22,062         24,347
                                                                        ----------     ----------
                                                                        $3,115,165     $3,274,109
                                                                        ==========     ==========


                        LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                                    $2,561,534     $2,863,753
DUE TO MAINTENANCE ESCROW FUND                                             371,665        404,621
RESERVE FOR ESTIMATED LIFE-SAFETY
  REIMBURSEMENT                                                            181,966          5,735
PARTICIPANTS' FUND BALANCES                                                   --             --
                                                                        ----------     ----------
                                                                        $3,115,165     $3,274,109
                                                                        ==========     ==========


                                  MAINTENANCE ESCROW FUND

                                         ASSETS

CASH AND CASH EQUIVALENTS                                               $2,017,075     $1,147,241
INVENTORIES                                                                   --              251
RECEIVABLE FROM DISTRIBUTION FUND                                          371,665        404,621
INTEREST RECEIVABLE                                                         25,196         32,148
                                                                        ----------     ----------
                                                                        $2,413,936     $1,584,261
                                                                        ==========     ==========


                        LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                                        $   20,641     $   14,933
INTEREST PAYABLE TO DISTRIBUTION FUND                                       22,062         24,347
CARPET CARE RESERVE                                                         41,812         48,086
PARTICIPANTS' FUND BALANCES                                              2,329,421      1,496,895
                                                                        ----------     ----------
                                                                        $2,413,936     $1,584,261
                                                                        ==========     ==========


These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                     INNISBROOK RENTAL POOL LEASE OPERATION
                            STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 1997 AND 1996

                               DISTRIBUTION FUND

                                                                                   1997           1996
                                                                               ----------     ----------
GROSS REVENUES                                                                 $5,881,655     $6,166,059
                                                                               ----------     ----------

DEDUCTIONS:
  Agents' commissions                                                             102,617        118,547
  Audit fees                                                                        3,100          3,100
                                                                               ----------     ----------
                                                                                  105,717        121,647
                                                                               ----------     ----------

ADJUSTED GROSS REVENUES                                                         5,775,938      6,044,412
MANAGEMENT FEE                                                                 (2,714,690)    (2,840,874)
                                                                               ----------     ----------
GROSS INCOME DISTRIBUTION                                                       3,061,248      3,203,538

ADJUSTMENTS TO GROSS INCOME
  DISTRIBUTION:
     Corporate complimentary occupancy fees                                         3,920          3,005
     Occupancy fees                                                              (495,550)      (539,491)
     Advisory Committee expenses                                                  (28,712)       (22,239)
     Life-safety reimbursement                                                   (181,966)        (5,735)
                                                                               ----------     ----------

NET INCOME DISTRIBUTION                                                         2,358,940      2,639,078

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
     Occupancy fees                                                               495,550        539,491
     Hospitality suite fees                                                         3,022          4,328
     Greens fees                                                                   35,790         37,508
     Additional participation credit                                               17,835         18,290
                                                                               ----------     ----------

AMOUNT AVAILABLE FOR DISTRIBUTION
  TO PARTICIPANTS                                                              $2,911,137     $3,238,695
                                                                               ==========     ==========


Average daily distribution                                                     $    39.33     $    42.79
Average room rate                                                              $   143.92     $   138.94
Occupied room nights                                                               40,867         44,378
Available room nights                                                              74,022         75,692
Occupancy percentage                                                                 55.2%          58.6%
Average number of available units                                                     822            832




These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                     INNISBROOK RENTAL POOL LEASE OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
                 FOR THE QUARTERS ENDED MARCH 31, 1997 AND 1996

                               DISTRIBUTION FUND

                                                                            1997           1996
                                                                        -----------    ------------
BALANCE, beginning of period                                            $      --      $      --

ADDITIONS:
   Amounts available for distribution
       before life-safety reimbursement                                   3,093,103      3,244,430
   Interest received or receivable from
       Maintenance Escrow Fund                                               22,062         24,347

REDUCTIONS:
   Amounts withheld for Maintenance Escrow Fund                            (371,665)      (404,621)
   Amounts held in reserve for estimated
       life-safety reimbursement                                           (181,966)        (5,735)
   Amounts accrued or paid to participants                               (2,561,534)    (2,858,421)
                                                                        -----------    -----------

BALANCE, end of period                                                  $      --      $      --
                                                                        ===========    ===========

                                    MAINTENANCE ESCROW FUND


                                                                            1997            1996
                                                                        -----------    -----------

BALANCE, beginning of period                                            $ 1,734,415    $ 1,141,259

ADDITIONS:
   Amounts withheld from occupancy fees                                     371,665        404,621
   Interest earned                                                           22,062         24,347
   Charges to participants to establish
       or restore escrow balances                                           453,323        239,474

REDUCTIONS:
   Maintenance charges                                                     (211,600)      (266,489)
   Carpet care reserve deposit                                              (14,497)       (10,792)
   Interest accrued or paid to Distribution Fund                            (22,062)       (24,347)
   Refunds to participants as prescribed by
       the Master Lease Agreement                                            (3,885)       (11,178)
                                                                        -----------    -----------

BALANCE, end of period                                                  $ 2,329,421    $ 1,496,895
                                                                        ===========    ===========


These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                      TAMARRON RENTAL POOL LEASE OPERATION
                                 BALANCE SHEETS
                            MARCH 31, 1997 AND 1996

                               DISTRIBUTION FUND

                                                                             1997             1996
                                                                          ----------       ----------
                                  ASSETS
CASH                                                                      $    1,000       $    1,000
RECEIVABLE FROM GOLF HOST RESORTS, INC
    FOR DISTRIBUTION                                                         288,983          223,848
INTEREST RECEIVABLE FROM MAINTENANCE
    ESCROW FUND                                                                  253       $    1,180
                                                                          ----------       ----------
                                                                          $  290,236       $  226,208
                                                                          ==========       ==========

          LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                                      $  220,765       $  183,300
DUE TO MAINTENANCE ESCROW FUND                                                69,471           42,728
PARTICIPANTS' FUND BALANCES                                                     --               --
                                                                          ----------       ----------
                                                                          $  290,236       $  226,028
                                                                          ==========       ==========


                    MAINTENANCE ESCROW FUND

                           ASSETS

CASH AND CASH EQUIVALENTS                                                 $   17,588       $  126,695
DUE FROM DISTRIBUTION FUND                                                    69,471           42,728
INTEREST RECEIVABLE                                                             --                374
INVENTORY:
  Linen                                                                      124,704           84,408
  Materials and supplies                                                       9,642            7,806
DEPOSITS                                                                        --              4,371
                                                                          ----------       ----------
                                                                          $  221.405       $  266,382
                                                                          ==========       ==========


              LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                                          $   10,781       $   11,132
INTEREST PAYABLE TO DISTRIBUTION FUND                                            253            1,180
PARTICIPANTS' FUND BALANCES                                                  210,371          254,070
                                                                          ----------       ----------
                                                                          $  221,405       $  266,382
                                                                          ==========       ==========


These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                     TAMARRON RENTAL POOL LEASE OPERATION
                           STATEMENTS OF OPERATIONS
                FOR THE QUARTERS ENDED MARCH 31, 1997 AND 1996

                               DISTRIBUTION FUND

                                                                   1997          1996
                                                                ---------     ---------
GROSS REVENUES                                                  $ 701,690     $ 534,362
                                                                ---------     ---------

DEDUCTIONS:
  Agents' commissions                                              58,047        36,579
  Sales and marketing expenses                                     56,135        45,421
  Audit fees                                                        2,600         2,601
                                                                ---------     ---------
                                                                  116,782        84,601
                                                                ---------     ---------

ADJUSTED GROSS REVENUES                                           584,908       449,761
MANAGEMENT FEE                                                   (292,454)     (224,881)
                                                                ---------     ---------
GROSS INCOME DISTRIBUTION                                         292,454       224,880

ADJUSTMENTS TO GROSS INCOME
  DISTRIBUTION:
     Corporate complimentary occupancy fees                           622           695
     Occupancy fees                                               (95,117)      (56,683)
     Designated items                                             (20,911)      (13,386)
     Advisory Committee expenses                                   (4,093)       (1,780)
                                                                ---------     ---------

POOLED INCOME                                                     172,955       153,726

ADJUSTMENTS TO POOLED INCOME:
     Hospitality suite fees                                          --              53
     Occupancy fees                                                95,117        56,683
                                                                ---------     ---------

NET INCOME DISTRIBUTION                                         $ 268,072     $ 210,462
                                                                =========     =========


  Average daily distribution                                    $   10.44     $    8.26
  Average room rate                                             $   73.40     $   73.21
  Room nights                                                       9,559         7,299
  Occupancy percentage                                               37.2%         28.7%
  Average number of available units                                   285           280
  Number of units in Rental Pool at end of period                     297           290


These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.



                                    Page l7

                      TAMARRON RENTAL POOL LEASE OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
                 FOR THE QUARTERS ENDED MARCH 31, 1997 AND 1996

                                    DISTRIBUTION FUND



                                                                   1997         1996
                                                                ---------     ---------
BALANCE, beginning of period                                    $    --       $    --

ADDITIONS:
  Amounts available for distribution                              268,072       210,462
  Interest received or receivable from
      Maintenance Escrow Fund                                         253         1,180

REDUCTIONS:
  Amounts withheld for Maintenance Escrow Fund                    (47,560)      (28,342)
  Amounts accrued or paid to participants                        (220,765)     (183,300)
                                                                ---------     ---------

BALANCE, end of period                                          $    --       $    --
                                                                =========     =========



                             MAINTENANCE ESCROW FUND

BALANCE, beginning of period                                    $ 197,548     $ 328,336

ADDITIONS:
  Amounts withheld from occupancy fees                             47,560        28,342
  Interest earned                                                     253         1,180
  Reimbursement of designated items                                20,911        13,386
  Charges to participants to establish
      or restore escrow balances                                   12,086        16,684

REDUCTIONS:
  Maintenance and inventory charges                               (19,472)      (36,717)
  Refurbishing charges                                            (22,431)      (75,745)
  Interest accrued or paid to
      Distribution Fund                                              (253)       (1,180)
  Designated items                                                (20,911)      (13,387)
  Refunds to participants as prescribed
      by Master Lease Agreement                                    (4,920)       (6,829)
                                                                ---------     ---------


BALANCE, end of period                                          $ 210,371     $ 254,070
                                                                =========     =========


These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.