Form 10-Q
period 1997-06-30
GOLF HOST RESORTS INC
filed 1997-08-20
CIK 42429

                                  F O R M 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                              --------------------


               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of The Securities Exchange Act of 1934


                              --------------------



                        For Quarter Ended June 30, 1997

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

                            GOLF HOST RESORTS, INC.
                (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                                 BALANCE SHEETS

                                     ASSETS
                  (Substantially all pledged - Notes 2 and 3)

                                               JUNE 30,           DECEMBER 31,
                                                1997                 1996
                                           --------------         -----------
                                             (unaudited)
CURRENT ASSETS:
     Cash                                  $ 6,956,559            $   488,685
     Accounts receivable                     4,383,882              4,380,108
     Notes receivable                            --                   163,942
     Inventories and supplies                4,947,595              5,123,966
     Prepaid expenses and other                706,478                956,054
     Intercompany receivables                  739,665                724,312
                                           -----------            -----------
     Total current assets                   17,734,179             11,837,067

INTANGIBLES                                 17,424,977                  --

PROPERTY AND EQUIPMENT, at cost,
     less accumulated depreciation
     and amortization                       44,020,450             40,038,322

OTHER DEFERRED CHARGES                         715,322                238,627

LONG-TERM RECEIVABLES, less
     amounts currently due                       --                 1,021,178
                                           -----------            -----------
                                           $79,894,928            $53,135,194
                                           ===========            ===========

   The accompanying notes are an integral part of these financial statements.

                            GOLF HOST RESORTS, INC.
                (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                                 BALANCE SHEETS

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

                                                  JUNE 30,      DECEMBER 31,
                                                    1997            1996
                                                ------------    -----------
                                                 (unaudited)
CURRENT LIABILITIES:
     Accounts payable                          $  2,091,169     2,258,702
     Accrued expenses                             5,781,085     4,577,981
     Deposits and prepaid fees                    2,211,479     2,755,297
     Notes payable                                     --         734,429
     Maturing long-term obligations                    --       2,788,764
                                                -----------    ----------
         Total current liabilities               10,083,733    13,115,173
                                                -----------    ----------

LONG-TERM OBLIGATIONS,
     less current maturities                     75,775,000    17,777,544
                                                -----------    ----------

LONG-TERM INTERCOMPANY                            3,302,968     4,951,895
                                                -----------    ----------

LONG-TERM CONTINGENCY                                  --       2,221,938
                                                -----------    ----------

SHAREHOLDERS' (DEFICIT) EQUITY:
     Common stock, $1 par, 5,000
         shares authorized and
         outstanding                                  5,000         5,000
     5.6% cumulative preferred
         stock, $1 par, 4,577,000
         shares authorized and
         outstanding                              4,577,000     4,577,000
     Paid-in capital                            (13,557,000)    2,329,447
     Retained (Deficit) Equity                     (291,773)    8,157,197
                                                -----------   -----------
         Total shareholders' (Deficit) Equity    (9,266,773)   15,068,644
                                                -----------   -----------
                                                $79,894,928   $53,135,194
                                                ===========   ===========

  The accompanying notes are an integral part of these financial statements.

                            GOLF HOST RESORTS, INC.
                              STATEMENTS OF INCOME
                (a wholly owned subsidiary of Golf Hosts, Inc.)
                                  (unaudited)


                                                       Seven day             84 day                Quarter
                                                      period ended       period ended               ended
                                                      June 30, 1997      June 23, 1997           June 30, 1996
                                                     --------------      -------------          ---------------
REVENUES:
    Hotel                                            $      346,283      $   4,106,527          $   4,206,938
    Food and beverage                                       275,690          3,485,895              3,780,692
    Golf                                                    236,227          3,745,237              3,665,311
    Other                                                   122,733          1,442,607              1,525,156
    Real estate activities                                    -                  -                     -
                                                     --------------      -------------          -------------
                                                            980,933         12,780,266             13,178,097
                                                     --------------      -------------          -------------

COSTS AND OPERATING EXPENSES:
    Hotel                                                   308,252          3,805,167              3,731,774
    Food and beverage                                       203,215          2,475,719              2,647,222
    Golf                                                    112,614          1,538,916              1,563,782
    Other                                                   347,802          3,707,736              3,730,415
    General and administrative                              135,894          1,221,000                917,721
    Real estate activities                                    -                  1,989                 -
                                                     --------------       ------------           ------------
                                                          1,107,777         12,750,527             12,590,914
                                                     --------------       ------------           ------------

OPERATING INCOME ( LOSS)                                    126,844             29,739                587,183

INTEREST, NET                                               160,000            480,143                481,523
                                                     --------------       ------------           ------------

INCOME (LOSS) BEFORE INCOME TAXES                          (286,844)          (450,404)               105,660

PARENT INCOME TAX CHARGE (CREDIT)                             -               (234,400)                20,500
                                                     --------------       -------------          ------------

INCOME (LOSS)  BEFORE  EXTRAORDINARY
    ITEMS                                                  (286,844)          (216,004)                85,160

LOSS ON EARLY EXTINGUISHMENT OF
    LONG TERM DEBT (NET OF TAXES OF $155,400)                 -               (288,600)            -
                                                     --------------       ------------           ------------

INCOME (LOSS)  BEFORE DIVIDEND
    REQUIREMENTS ON PREFERRED STOCK                        (286,844)          (504,604)                85,160

DIVIDEND REQUIREMENTS ON
    PREFERRED STOCK                                           4,929             59,149                 64,078
                                                     --------------       ------------           -------------

NET INCOME (LOSS)  AVAILABLE
    TO COMMON SHAREHOLDERS                           $     (291,773)      $   (563,753)          $     21,082
                                                     ==============       ============           ============

EARNINGS (LOSS) PER COMMON SHARE                     $       (58.35)      $    (112.75)          $       4.22
                                                     ==============       ============           ============


                                                       Seven day           174 day                 Six months
                                                      period ended       period ended                 ended
                                                     June 30, 1997       June 23, 1997           June 30, 1996
                                                     --------------      -------------           ---------------
REVENUES:
    Hotel                                              $    346,283       $ 10,775,626             $ 11,008,990
    Food and beverage                                       275,690          8,106,385                8,636,926
    Golf                                                    236,227          9,347,282                9,519,704
    Other                                                   122,733          3,340,715                3,439,862
    Real estate activities                                     -               180,000                  (14,288)
                                                     --------------       ------------              -----------
                                                            980,933         31,750,008               32,591,194
                                                     --------------       ------------              -----------

COSTS AND OPERATING EXPENSES:
    Hotel                                                   308,252          9,083,194                8,957,236
    Food and beverage                                       203,215          5,591,373                5,766,862
    Golf                                                    112,614          3,247,628                3,305,784
    Other                                                   347,802          7,672,813                7,624,748
    General and administrative                              135,894          2,374,385                2,092,482
    Real estate activities                                    -                 90,618                      477
                                                     --------------       ------------             ------------
                                                          1,107,777         28,060,011               27,747,589
                                                     --------------       ------------             ------------

OPERATING INCOME ( LOSS)                                   (126,844)         3,689,997                4,843,605

INTEREST, NET                                               160,000            945,481                  995,720
                                                     --------------       ------------              -----------

INCOME (LOSS) BEFORE INCOME TAXES                          (286,844)         2,744,516                3,847,885

PARENT INCOME TAX CHARGE (CREDIT)                            -                 967,800                1,424,400
                                                     --------------       ------------             ------------

INCOME (LOSS)  BEFORE  EXTRAORDINARY
    ITEMS                                                  (286,844)         1,776,716                2,423,485

LOSS ON EARLY EXTINGUISHMENT OF
    LONG TERM DEBT (NET OF TAXES OF $155,400)            -                    (288,600)              -
                                                     --------------       ------------             ------------

INCOME (LOSS)  BEFORE DIVIDEND
    REQUIREMENTS ON PREFERRED STOCK                        (286,844)         1,488,116                2,423,485

DIVIDEND REQUIREMENTS ON
    PREFERRED STOCK                                           4,929            123,227                  128,156
                                                     --------------         ----------             ------------

NET INCOME (LOSS)  AVAILABLE
    TO COMMON SHAREHOLDERS                           $     (291,773)      $  1,364,889             $  2,295,329
                                                     ==============       ============             ============

EARNINGS (LOSS) PER COMMON SHARE                     $       (58.35)      $     272.98             $     459.07
                                                     ==============       ============             ============

   The accompanying notes are an integral part of these financial statements.

                            GOLF HOST RESORTS, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                (a wholly owned subsidiary of Golf Hosts, Inc.)
                                  (unaudited)

                                            $1 Par Value                     5.6% Cumulative
                                            Common Stock                     Preferred Stock                  Paid-In
                                     ----------------------------    ---------------------------------
                                        Shares         Amount            Shares            Amount             Capital
                                     -------------  -------------    ---------------   ---------------    ----------------

Balance, December 31, 1995                  5,000         $5,000          4,577,000        $4,577,000          $2,329,447
                                     ------------  -------------    ---------------   ---------------    ----------------

   Net income available to
      common shareholders                 -              -                 -                 -                   -
                                     ------------  -------------    ---------------   ---------------    ----------------

Balance, December 31, 1996                  5,000          5,000          4,577,000         4,577,000           2,329,447

   Notes receivable
      distribution (Note 1)               -              -                 -                 -                   -

   Net income available to
      common shareholders                 -              -                 -                 -                   -
                                     ------------  -------------    ---------------   ---------------    ----------------

Balance, June  23, 1997                     5,000       $  5,000          4,577,000        $4,577,000      $    2,329,447
                                     ============  =============    ===============   ===============    ================

Balance, June 24, 1997                      5,000      $   5,000          4,577,000        $4,577,000      $   (4,582,000)

   Distribution to shareholder            -              -                 -                 -                 (8,975,000)

   Net income (loss) available
       to common shareholder              -              -                 -                 -                   -
                                     ------------  -------------    ---------------   ---------------    ----------------

Balance, June 30, 1997                      5,000      $   5,000          4,577,000        $4,577,000        $(13,557,000)
                                     ============  =============    ===============   ===============    ================


                                                     Retained               Total
                                                    (Deficit)           Shareholders'
                                                     Earnings         (Deficit) Equity
                                                 ----------------     -----------------

Balance, December 31, 1995                             $7,042,986           $13,954,433
                                                 ----------------     -----------------

   Net income available to
      common shareholders                               1,114,211             1,114,211
                                                 ----------------     -----------------

Balance, December 31, 1996                              8,157,197            15,068,644

   Notes receivable
      distribution (Note 1)                            (3,941,666)           (3,941,666)

   Net income available to
      common shareholders                               1,364,889             1,364,889
                                                 ----------------     -----------------

Balance, June  23, 1997                             $   5,580,420         $  12,491,867
                                                 ================     =================

Balance, June 24, 1997                                   -                $    -

   Distribution to shareholder                           -                   (8,975,000)

   Net income (loss) available
      to common shareholder                              (291,773)             (291,773)
                                                 ----------------     ------------------

Balance, June 30, 1997                             $     (291,773)        $  (9,266,773)
                                                 ================     =================



                            GOLF HOST RESORTS, INC.
                (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                            STATEMENTS OF CASH FLOWS


                                                      Seven day             174 day               Six months
                                                     period ended        period ended                 ended
                                                    June 30, 1997        June 23, 1997           June 30, 1996
                                                    -------------        -------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) before dividend requirements
       on preferred stock                            $  (286,844)        $   1,488,116            $ 2,423,485
   Noncash items included in income:
       Depreciation and amortization                      49,889             1,240,111              1,240,200
                                                     -----------         -------------            -----------
   Cash provided by income                              (236,955)            2,728,227              3,663,685

   Changes in operating working capital                  241,884               417,429                 15,699
                                                     -----------         -------------            -----------
   Cash provided by operations                             4,929             3,145,656              3,679,384
                                                     -----------         -------------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Increases in other deferred charges                         -                62,302               (248,622)
   Purchases of property and equipment                         -            (1,517,432)            (1,142,757)
   Net recovery of cost of property and
       equipment sold or retired                               -               (56,063)                12,190
   Additions to notes receivable                               -              (378,788)               (17,517)
   Reduction in notes receivable                               -               413,278                556,053
                                                     -----------         -------------            -----------
   Cash (used for) investing                                   -            (1,476,703)              (840,653)
                                                     -----------         -------------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Net change in notes payable                                 -              (734,429)            (1,285,673)
   Increases in long-term obligations                          -                     -                467,378
   Decreases in long-term obligations                          -              (436,002)            (1,023,564)
   Net proceeds from merger transactions                       -             5,965,529                      -
   Increases in long-term intercompany                    (4,929)             (123,227)             1,084,155
   Increases in long-term contingency                          -               127,050                 70,476
   Decreases in long-term contingency                          -                     -                      -
                                                     -----------          ------------            -----------
   Cash provided (used) for financing                     (4,929)            4,798,921               (687,228)
                                                     -----------          ------------            -----------
NET INCREASE IN CASH                                           -             6,467,874              2,151,503

CASH, BEGINNING OF PERIOD                              6,956,559               488,685                312,603
                                                     -----------          ------------            -----------
CASH, END OF PERIOD                                  $ 6,956,559          $  6,956,559            $ 2,464,106
                                                     ===========          ============            ===========
NONCASH FINANCING AND INVESTING ACTIVITIES:

Preferred stock dividend liability to
  Golf Hosts, Inc. satisfied through the
  intercompany account                               $     4,929          $    123,227            $   128,156

The Company transferred undeveloped land
  to inventory                                       $         -          $     69,628            $         -

Distributions to shareholders                        $(8,975,000)         $ (3,941,666)           $         -


   The accompanying notes are an integral part of these financial statements.

                            GOLF HOST RESORTS, INC.
                (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997

(1)    ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT
       ACCOUNTING POLICIES

       On June 23, 1997, TM Golf Hosts, Inc. ("TMGHI") acquired all of the outstanding stock of Golf Hosts, Inc. ("GHI"), previously an 80% owner of Golf Host Resorts, Inc. (the "Company"), and the 20% of the Company's stock not held by GHI. Concurrently, TMGHI and GHI merged with the legal survivor being GHI, which now owns 100% of the Company. Total consideration for the acquisition of the outstanding stock of GHI and the Company was approximately $63 million, including assumption of certain liabilities. The transaction was financed with new borrowing and all previous indebtedness of the Company was repaid, resulting in an extraordinary loss on early retirement of debt primarily relating to the write-off of unamortized debt discounts and related deferred expenses.

       Under the terms of the agreement, certain long term receivables were transferred to the selling shareholders immediately prior to the transaction. In addition, certain marketable securities and investments with ascribed values aggregating $8,975,000 were distributed from the Company to its parent, GHI, subsequent to the transaction.

       The interim financial statements are unaudited and were prepared from the books and records of the Company. In the opinion of management, they include all adjustments necessary for a fair presentation of the Company's operations and financial positon. Certain of the Company's operations are seasonal in nature and, therefore, interim results from operations are not necessarily indicitive of a full year.

       The financial statements as of and for the period from the merger to June 30, 1997 reflect the allocation of the purchase price based upon the fair value of the assets acquired and the liabilities assumed in connection with the merger and are, therefore, not comparable to the financial statements of the Company presented herein as of or for periods prior to the merger, which are based upon its previous historical cost. A portion of the purchase price was allocated to certain intangible assets including those relating to the golf course operations and the operations of the resort pursuant to the rental pool arrangement with the condominium owners. These intangibles will generally be amortized on a straight line basis over a period from 5-10 years based on the related expected period of benefit or contract term of the underlying rental pool arrangement.

(2)    LONG-TERM OBLIGATIONS

       As a part of the transaction referred to in Note 1, all previously existing long-term obligations were replaced by a mortgage note with Golf Trust of America, L.P. The participating mortgage is for a term of thirty years and is secured by certain real and personal property of the Company and guaranteed by GHI. The loan allows for certain additional borrowings for capital improvements. The loan has an initial base pay rate increasing annually. The loan also includes participation in certain revenue of the Innisbrook property securing the loan above certain predefined levels.

       Long-term obligations consist of the following:


                                                                  June 30,                December 31,
                                                                    1997                      1996
                                                               -------------             -------------
       Participating mortgage note at varying,
           increasing pay rates maturing in 2027                $ 70,775,000             $           -

       Mortgage note at 6.34%, maturing
           in 2002                                                 5,000,000                         -

       Mortgage notes at varying rates, ranging
           from 8.3% to 9%, maturing from
           1998 to 2007                                                    -                15,487,194

       Equipment revolving credit line
           at prime, maturing serially
            from 1997 to 2001                                              -                 3,891,728

       A $2,000,000 revolving credit line at 9%
           maturing in 2007                                                -                 1,368,000

       Other                                                               -                   286,386

       Unamortized debt discount and expense                               -                  (467,000)
                                                                ------------             -------------
                                                                                            20,566,308
       Less-current maturities                                             -                (2,788,764)
                                                                ------------             -------------
                                                                $ 75,775,000             $  17,777,544
                                                                ============             =============

 (3)   ACCRUED EXPENSES

       Accrued expenses consist of the following:

                                                                   June 30,              December 31,
                                                                     1997                    1996
                                                              --------------            --------------
       Rental pool lease operations                           $    2,238,783            $   2,134,459
       Salaries                                                    2,042,857                1,456,267
       Taxes, other than income taxes                                766,724                  242,820
       Other                                                         732,721                  744,435
                                                              ---------------           -------------
                                                              $    5,781,085            $   4,577,981
                                                              ===============           =============

(4)    INCOME TAX ALLOCATION AND SHARING POLICY

       Effective concurrently with the merger, the Company and GHI elected to be subsequently treated as S-Corporations for federal and state tax purposes. As a result, the Company will generally no longer be subject to federal and state income taxes and the tax effects of its activities will accrue to the shareholders of GHI. The Company will be responsible for entity level corporate taxes on certain built-in gains (where the fair market value of the related assets at the effective date the election was made exceeds the carryover tax basis) on property if sold within a ten year period. Estimated deferred tax liabilities relating to these potential entity level taxes, based on management's current plans, have been reflected in these financial statements.

(5)        SUPPLEMENTAL CASH FLOW DATA

           The (increases) decreases in working capital other than cash are as follows:

                                                          Seven day              174 day            Six months
                                                        period ended           period ended           ended
                                                        June 30, 1997          June 23, 1997      June 30, 1996
                                                        -------------          -------------      -------------
     Accounts receivable                                  $   (619)            $  (3,155)           $  261,026
     Inventories and supplies                               49,751               253,620              (379,746)
     Prepaid expenses and other                             40,929               208,647               458,621
     Intercompany                                          (62,582)             (319,029)               23,237
     Accounts payable                                      (27,475)             (140,060)              220,972
     Accrued expenses                                      331,063               872,041               (88,486)
     Deposits and prepaid fees                             (89,183)             (454,635)             (479,925)
                                                        -------------          -------------      -------------
                                                          $241,884             $ 417,429            $   15,699
                                                        =============          =============      =============

 (6) CHANGE IN INNISBROOK PROPERTY MANAGER

     Concurrently with the merger, the Company entered into an agreement to terminate the existing Innisbrook hotel operation management agreement effective July 15, 1997 for a $600,000 termination fee. A new hotel property manager was engaged effective on that date. Such termination fee was included in determining the cost of the acquisition.

                            GOLF HOST RESORTS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For purposes of discussing comparative results from operations for 1996 and 1997, the results for periods prior to and subsequent to the June 23, 1997 merger transaction, described in Note 1 to the financial statements, are combined.

For the current quarter, occupied room nights fell 2.1% from the prior year. On a divisional basis, occupied room nights at Innisbrook rose 2.3%, while Tamarron's room nights declined 20.1%. The increase in Innisbrook's occupancy resulted primarily from the social segment. The decline in Tamarron's room nights occurred mostly in the conference segment.

Revenues from resort operations increased 4.4% for the quarter. The revenue per occupied room night totaled $332.50, a 6.6% increase over the prior year's $311.80. Innisbrook's revenue per occupied room night increased 5.6% to $348.47, while Tamarron's rose 4.9% to $248.64. The comparable prior year amounts were $330.05 and $236.97, respectively. The improvement in guest spending at both resorts offset the impact of the lower occupancy at Tamarron, yielding a $583,000 increase in resort operations revenue. Consistent with the prior year, there was no real estate revenue generated during the quarter.

Costs and operating expenses increased to 100.7% of revenues from 95.5%. As a result, operating income declined $684,000 from the prior year to a loss of $97,000. Hotel expense increased disproportionately to the occupancy change as a result of an approximately $190,000 adjustment to related inventories. Other costs and operating expenses rose 8.7%, or approximately $325,000. Included in this increase was approximately $134,000 related to the ensuing property management transition at Innisbrook. General and administrative expense increased $439,000 over the prior year. Included in this increase are an additional $l80,000 in costs relative to the change in control of the Company discussed in the notes to financial statements and the above-mentioned management transition, and an increase of $135,000 in bad debt expense.

Interest expense increased $159,000 to $640,000, primarily as a result of additional interest from the new borrowings as a result of the merger transactions described in Note 1 to the financial statements. In addition, repayment of previous indebtedness of the Company resulted in an extraordinary loss on early retirement of debt of approximately $444,000, presented net of a related tax benefit of $155,000 primarily relating to the write-off of unamortized debt discounts and related deferred expenses.

For the six months ended June 30, 1997, occupied room nights declined 2.3% from the prior year level. Improved levels of spending per occupied room, up 2.2%, served to somewhat mitigate the decline in occupancy, yielding a slight decline in revenues of .2%. As a percentage of revenues, cost and operating expenses rose from 85.1% to 89.3%. The reduction in income before income taxes of $1,674,000 reflects the impact of the above items coupled with the first quarter reduction in occupancy, related lost economies of scale relative to operating income margin and the impact of the minimum wage hike.

FINANCIAL CONDITION AND LIQUIDITY

As more fully discussed in Note 1 to the financial statements, on June 23, 1997 all the stock of the Company and its parent GHI was acquired by previously unrelated parties in a transaction financed by new debt obligations of the Company. These transactions have generally resulted in improved financial liquidity as a result of additional cash and borrowing facilities.

The Company's working capital position at June 30, 1997 was $3,845,000, compared with $1,841,000 at June 30, 1996 and a deficit of $1,278,000 at December 31, l996. The Company typically experiences seasonal fluctuations in its net working capital position without impairing its ability to pay trade creditors in a timely manner and satisfy its financial obligations in an orderly fashion.

As a result of the change in control previously discussed, the Company's former lenders were replaced with a single lender on June 23, 1997. Reference is made in the notes to financial statements regarding the new lender.

While the Company has a substantial retained deficit, based on existing cash levels, expected operating levels for the balance of the year and the existence of credit facilities with its parent, the Company assesses its liquidity as satisfactory.

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

Item 4.    Submission of Matters to a Vote of Security Holders

           Not applicable.

Item 5.    Other Information

           Pursuant to an agreement with the SEC staff, included in this 10-Q filing are unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation for the quarter and six months ended June 30, 1997

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  27 - Financial Data Schedule (for SEC use only).

           (b)    Reports on Form 8-K

                  Form 8-K, reporting changes in control of registrant and change in registrant's certifying accountant, was filed with the SEC on July 8, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            GOLF HOST RESORTS, INC.


Date:    August 20, 1997                      By:/s/ Merrick Kleeman
     ---------------------                       --------------------------
                                              Merrick Kleeman
                                              President

Date:    August 20, 1997                      By:/s/ R. L. Akin
     ---------------------                       --------------------------
                                              Richard L. Akin
                                              Vice President
                                              and Treasurer

                          RENTAL POOL LEASE OPERATIONS

The following unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation (the Rental Pools) are for the quarter and six months ended June 30, 1997.

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

As discussed in Note 1 to the Golf Host Resorts, Inc. financial statement, on June 23, 1997, TM Golf Hosts, Inc. ("TMGHI") acquired all of the outstanding stock of Golf Hosts, Inc. ("GHI") and the 20% of the Company's stock not held by GHI. Concurrently, TMGHI and GHI merged with the legal survivor being GHI.

Concurrently with the merger, the Company entered into an agreement to terminate the existing management agreement, effective July 15, 1997, with the current hotel operations manager for Innisbrook for a $600,000 termination fee. A new hotel property manager was engaged effective on that date. Neither the change in ownership nor the change in hotel managers at Innisbrook is expected to have an adverse affect on the participants in the Rental Pools.

                     INNISBROOK RENTAL POOL LEASE OPERATION
                                 BALANCE SHEETS
                             JUNE 30, 1997 AND 1996

                               DISTRIBUTION FUND

                                                                                     1997                 1996
                                                                                -------------        ------------
                                                          ASSETS
RECEIVABLE FROM GOLF HOST RESORTS, INC.
    FOR DISTRIBUTION - FULLY SECURED                                              $1,982,583           $1,808,415
INTEREST RECEIVABLE FROM MAINTENANCE
    ESCROW FUND                                                                       29,522               16,784
                                                                                  ----------           ----------
                                                                                  $2,012,105           $1,825,199

                                        LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                                              $1,464,014           $1,469,054
DUE TO MAINTENANCE ESCROW FUND                                                       318,529              310,851
RESERVE FOR ESTIMATED LIFE-SAFETY
    REIMBURSEMENT                                                                    229,562               45,294
PARTICIPANTS' FUND BALANCES                                                                -                    -
                                                                                  ----------           ----------
                                                                                  $2,012,105           $1,825,199

                                                  MAINTENANCE ESCROW FUND

                                                          ASSETS

CASH AND CASH EQUIVALENTS                                                         $2,134,454           $1,345,193
INVENTORIES                                                                              -                    251
RECEIVABLE FROM DISTRIBUTION FUND                                                    318,529              310,851
INTEREST RECEIVABLE                                                                   29,135               13,260
                                                                                  ----------           ----------
                                                                                  $2,482,118           $1,669,555
                                                                                  ==========           ==========


                                        LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                                                  $      378           $      268
INTEREST PAYABLE TO DISTRIBUTION FUND                                                 29,522               16,784
CARPET CARE RESERVE                                                                   34,293               45,420
PARTICIPANTS' FUND BALANCES                                                        2,417,925            1,607,083
                                                                                  ----------           ----------
                                                                                  $2,482,118           $1,669,555

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                     INNISBROOK RENTAL POOL LEASE OPERATION
                            STATEMENTS OF OPERATIONS
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                               DISTRIBUTION FUND


                                                 Current Quarter                             Year-to-Date
                                          -------------------------------           -------------------------------
                                              1997               1996                    1997              1996
                                          ------------       ------------           -------------     ------------

GROSS REVENUES                            $  3,761,563       $  3,453,553           $  9,643,218      $  9,619,612
                                          ------------       ------------           ------------      ------------

REDUCTIONS:

    Agents' commissions                         54,459             84,723                157,076           203,270
    Audit fees                                   3,000              3,000                  6,100             6,100
                                          ------------       ------------           ------------      ------------
                                                57,459             87,723                163,176           209,370
                                          ------------       ------------           ------------      ------------

ADJUSTED GROSS REVENUES                      3,704,104          3,365,830              9,480,042         9,410,242
MANAGEMENT FEE                              (1,740,929)        (1,581,940)            (4,455,619)       (4,422,814)
                                          ------------       ------------           ------------      ------------
GROSS INCOME DISTRIBUTION                    1,963,175          1,783,890              5,024,423         4,987,428

ADJUSTMENTS TO GROSS INCOME
    DISTRIBUTION:
        Corporate complimentary
            occupany fees                        4,574              2,135                  8,494             5,141
        Occupancy fees                        (424,702)          (414,465)              (920,252)         (953,956)
        Advisory Committee expenses            (25,601)           (23,838)               (54,313)          (46,078)
        Life-safety reimbursement              (47,596)           (39,559)              (229,562)          (45,294)
                                          ------------       -------------          ------------      ------------

NET INCOME DISTRIBUTION                      1,469,850          1,308,163              3,828,790         3,947,241

ADJUSTMENTS TO NET INCOME
  DISTRIBUTION:
        Occupancy fees                         424,702            414,465                920,252           953,956
        Hospitality suite fees                   2,059              2,852                  5,081             7,181
        Greens fees                             20,890             19,546                 56,680            57,053
        Additional participation credit         17,485             18,095                 35,320            36,385
                                          ------------     --------------           ------------      ------------

AMOUNT AVAILABLE FOR DISTRIBUTION
    TO PARTICIPANTS                       $  1,934,986     $    1,763,121           $  4,846,123      $  5,001,816
                                          ============     ==============           ============      ============
    Average daily distribution            $      23.59     $        21.13           $      31.06      $      31.43
    Average room rate                     $     108.20     $       101.63           $     127.50      $     122.76
    Occupied room nights                        34,766             33,980                 75,633            78,358
    Available room nights                       80,026             83,444                156,048           159,136
    Occupancy percentage                          42.4%              40.7%                  48.5%             49.2%
    Average number of available units              901                917                    862               874


        These statements were prepared from the books and records of the
      Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                        INNISBROOK RENTAL POOL OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996



                                                DISTRIBUTION FUND

                                                              Current Quarter               Year-to-Date
                                                         --------------------------    ----------------------
                                                           1997             1996         1997          1996
                                                         ---------       ----------    ---------    ----------
BALANCE, beginning of period                           $      --      $      --      $      --      $      --

ADDITIONS:
    Amounts available for distribution
        before life-safety reimbursement                 1,800,617      1,802,680      4,893,720      5,047,110
    Interest received or receivable from
        Maintenance Escrow Fund                             29,522         16,784         51,584         41,131

REDUCTIONS:
    Amount withheld for Maintenance Escrow Fund           (318,529)      (310,851)      (690,194)      (715,472)
    Amounts held  in reserve for estimated
        life-safety reimbursement                          (47,596)       (39,559)      (229,562)       (45,294)
    Amounts accrued or paid to participants             (1,464,014)    (1,469,054)    (4,025,548)    (4,327,475)
                                                       -----------    -----------    -----------    -----------

BALANCE, end of period                                 $      --      $      --      $      --      $      --
                                                       ===========    ===========    ===========    ===========

                                             MAINTENANCE ESCROW FUND

BALANCE, beginning of period                           $ 2,329,421    $ 1,496,895    $ 1,734,415      1,141,259

ADDITIONS:
    Amounts withheld from occupancy fees                   318,529        310,851        690,194        715,472
    Interest earned                                         29,522         16,784         51,584         41,131
    Charges to participants to establish
        or restore escrow balances                         377,022        279,991        830,345        519,465

REDUCTIONS:
    Maintenance charges                                   (564,468)      (449,856)      (776,068)      (716,345)
    Carpet care reserve deposit                             (8,497)        (8,293)       (22,994)       (19,085)
    Interest accrued or paid to
        Distribution Fund                                  (29,522)       (16,784)       (51,584)       (41,131)
    Refunds to participants as prescribed
        by Master Lease Agreement                          (34,082)       (22,505)       (37,967)       (33,683)
                                                       -----------    -----------    -----------    -----------

BALANCE, end of period                                 $ 2,417,925    $ 1,607,083      2,417,925    $ 1,607,083
                                                       ===========    ===========    ===========    ===========

           These statements were prepared from the books and records
            of the Rental Pool without audit and, in the opinion of
          management, include all adjustments which are necessary for a fair presentation.

                      TAMARRON RENTAL POOL LEASE OPERATION
                                 BALANCE SHEETS
                             JUNE 30, 1997 AND 1996



                                                    DISTRIBUTION FUND
                                                                                     1997                 1996
                                                                                -------------        -------------
                                                           ASSETS
CASH                                                                            $       1,000        $       1,000
RECEIVABLE FROM GOLF HOST RESORTS, INC.
  FOR DISTRIBUTION                                                                    256,200              317,655
INTEREST RECEIVABLE FROM MAINTENANCE
  ESCROW FUND                                                                             132                1,147
                                                                                -------------        -------------
                                                                                $     257,332        $     319,802
                                                                                =============        =============


                                         LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                                            $     190,016        $    264,791
DUE TO MAINTENANCE ESCROW FUND                                                         67,316              55,011
PARTICIPANTS' FUND BALANCES                                                              -                    -
                                                                                -------------        ------------
                                                                                $     257,332        $    319,802
                                                                                =============        ============


                                                   MAINTENANCE ESCROW FUND

                                                           ASSETS

CASH AND CASH EQUIVALENTS                                                       $      13,301            149,252
DUE FROM DISTRIBUTION FUND                                                             67,316             55,011
INTEREST RECEIVABLE                                                                      -                   934
INVENTORY:

  Linen                                                                               114,241            114,237
  Materials and supplies                                                               17,224              8,285
DEPOSITS                                                                                 -                16,000
                                                                                -------------         ----------
                                                                                $     212,082         $  343,719
                                                                                =============         ==========


                                         LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                                                $       5,113        $    6,493
INTEREST PAYABLE TO DISTRIBUTION FUND                                                     132             1,147
PARTICIPANTS' FUND BALANCES                                                           206,837           336,079
                                                                                -------------        ----------
                                                                                $     212,082        $  343,719
                                                                                =============        ==========



These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                      TAMARRON RENTAL POOL LEASE OPERATION
                            STATEMENTS OF OPERATIONS

          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                               DISTRIBUTION FUND


                                                     Current Quarter                               Year-to-Date
                                            ----------------------------------           ---------------------------------
                                                1997                1996                       1997                1996
                                            --------------      --------------           --------------      -------------
GROSS REVENUES                              $      579,286      $      721,149           $    1,280,976      $   1,255,511
                                            --------------      --------------           --------------      -------------

DEDUCTIONS:
    Agents' commissions                             12,418              15,781                   70,465             52,360
    Sales and marketing expenses                    46,345              61,297                  102,480            106,718
    Audit fees                                       2,600               2,601                    5,200              5,202
                                            --------------      --------------           --------------      -------------
                                                    61,363              79,679                  178,145            164,280
                                            --------------      --------------           --------------      -------------

ADJUSTED GROSS REVENUES                            517,923             641,470                1,102,831          1,091,231
MANAGEMENT FEE                                    (258,961)           (320,735)                (551,415)          (545,616)
                                            --------------      --------------           --------------      -------------
GROSS INCOME DISTRIBUTION                          258,962             320,735                  551,416            545,615

ADJUSTMENTS TO GROSS INCOME
    DISTRIBUTION:
        Corporate complimentary
            occupancy fees                             864                 903                    1,486              1,598
        Occupancy fees                             (66,586)            (67,475)                (161,703)          (124,158)
        Designated items                           (33,021)            (20,273)                 (53,932)           (33,659)
        Advisory Committee expenses                 (3,626)             (3,983)                  (7,719)            (5,763)
                                            --------------      --------------           --------------      -------------
POOLED INCOME                                      156,593             229,907                  329,548            383,633

ADJUSTMENTS TO POOLED INCOME:

        Hospitality suite fees                        -                   -                       -                     53
        Occupancy fees                              66,586              67,475                  161,703            124,158
                                            --------------      --------------           --------------      -------------

NET INCOME DISTRIBUTION                     $      223,179      $      297,382           $      491,251      $     507,844
                                            ==============      ==============           ==============      =============
    Average daily distribution              $         8.34      $        11.38           $         9.37      $        9.83
    Average room rate                       $        87.49      $        86.98           $        79.17      $       80.53
    Room nights                                      6,621               8,288                   16,180             15,587
    Occupancy percentage                              24.7%               31.7%                    30.9%              30.l%
    Average number of available units                  294                 288                      290                284
    Number of units in Rental Pool at
        end of period                                  298                 298                     -                  -

        These statements were prepared from the books and records of the
      Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                      TAMARRON RENTAL POOL LEASE OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996




                                                          DISTRIBUTION FUND

                                                                 Current Quarter                         Year-to-Date
                                                         ---------------------------------     ---------------------------------
                                                             1997                1996              1997               1996
                                                         -------------       -------------     -------------      --------------
BALANCE, beginning of period                             $       -            $      -          $      -           $       -

ADDITIONS:
    Amounts available for distribution                         223,179             297,382           491,251            507,844
    Interest received or receivable from
        Maintenance Escrow Fund                                    132               1,147               385              2,327

REDUCTIONS:
    Amounts withheld for Maintenance Escrow Fund               (33,295)            (33,738)          (80,855)           (62,080)
    Amounts accrued or paid to participants                   (190,016)           (264,791)         (410,781)          (448,091)
                                                         -------------       -------------      ------------       ------------

BALANCE, end of period                                   $       -            $      -          $       -          $       -
                                                         =============       =============      ============       ============

                                                       MAINTENANCE ESCROW FUND

BALANCE, beginning of period                             $     210,371        $    254,070      $    197,548       $    328,336

ADDITIONS:
    Amounts withheld from occupancy fees                        33,295              33,738            80,855             62,080
    Interest earned                                                132               1,147               385              2,327
    Reimbursement of designated items                           33,021              20,273            53,932             33,659
    Charges to participants to establish
        or restore escrow balances                               4,209             125,948            16,295            142,632

REDUCTIONS:
    Maintenance and inventory charges                          (32,756)            (51,905)          (52,228)           (88,622)
    Refurbishing charges                                        (2,237)            (17,804)          (24,668)           (93,549)
    Interest accrued or paid to
        Distribution Fund                                         (132)             (1,147)             (385)            (2,327)
    Designated items                                           (33,021)            (20,273)          (53,932)           (33,660)
    Refunds to participants as prescribed
        by Master Lease Agreement                               (6,045)             (7,968)          (10,965)           (14,797)
                                                         --------------       -------------     ------------       ------------

BALANCE, end of period                                   $     206,837        $    336,079      $    206,837       $    336,079
                                                         =============        =============     ============       ============

          These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of
         management, include all adjustments which are necessary for a fair presentation.