Form 10-Q
period 1997-09-30
GOLF HOST RESORTS INC
filed 1997-11-14
CIK 42429

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



                      For Quarter Ended September 30, 1997


                           Commission File No. 2-64309


                             GOLF HOST RESORTS, INC.

            STATE OF COLORADO EMPLOYER IDENTIFICATION NO. 84-0631130

                Post Office Drawer 3131, Durango, Colorado 81302

                         Telephone Number (303) 259-2000



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for the past 90 days. - Yes X No ____

      Issuer has no common stock subject to this report.

                             GOLF HOST RESORTS, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                                 BALANCE SHEETS



                                     ASSETS
                  (Substantially all pledged - Notes 2 and 3)

                                                      SEPTEMBER 30,       DECEMBER 31,
                                                          1997                 1996
                                                      -------------       ------------
                                                      (unaudited)
CURRENT ASSETS:
     Cash                                             $ 4,901,703         $   488,685
     Accounts receivable                                3,560,600           4,380,108
     Notes receivable                                        --               163,942
     Inventories and supplies                           4,828,631           5,123,966
     Prepaid expenses and other                         1,096,481             956,054
     Intercompany receivables                             586,821             724,312
                                                      -----------         -----------
         Total current assets                          14,974,236          11,837,067

INTANGIBLES                                            17,207,148                  --

PROPERTY AND EQUIPMENT, at cost
     less accumulated depreciation
     and amortization                                  45,125,577          40,038,322

OTHER DEFERRED CHARGES                                    699,426             238,627

LONG-TERM RECEIVABLES, less
     amounts currently due                                     --           1,021,178
                                                      -----------         -----------

                                                      $78,006,387         $53,135,194
                                                      ===========         ===========



    The accompanying notes are an integral part of these financial statements

                             GOLF HOST RESORTS, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                                 BALANCE SHEETS



                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

                                                      SEPTEMBER 30,       DECEMBER 31,
                                                          1997                1996
                                                      -------------       ------------
                                                      (unaudited)
CURRENT LIABILITIES:
     Accounts payable                                 $ 3,810,858         $ 2,258,702
     Accrued expenses                                   4,867,739           4,577,981
     Deposits and prepaid fees                          2,549,645           2,755,297
     Notes payable                                             --             734,429
     Maturing long-term obligations                            --           2,788,764
                                                      -----------         -----------
         Total current liabilities                     11,228,242          13,115,173
                                                      -----------         -----------

LONG-TERM OBLIGATIONS,
     less current maturities                           76,848,748          17,777,544
                                                      -----------         -----------

LONG-TERM INTERCOMPANY                                  3,302,968           4,951,895
                                                      -----------         -----------

LONG-TERM CONTINGENCY                                          --           2,221,938
                                                      -----------         -----------

SHAREHOLDERS' INVESTMENT:
     Common stock, $1 par, 5,000
         shares authorized and out-
         standing                                           5,000               5,000
     5.6% cumulative preferred
         stock, $1 par, 4,577,000
         shares authorized and
         outstanding                                    4,577,000           4,577,000
     Paid-in capital                                  (13,557,000)          2,329,447
     Retained (deficit) equity                         (4,398,571)          8,157,197
                                                      -----------         -----------
         Total shareholders' (Deficit) Equity         (13,373,571)         15,068,644
                                                      -----------         -----------
                                                      $78,006,387         $53,135,194
                                                      ===========         ===========




   The accompanying notes are an integral part of these financial statements.

                             GOLF HOST RESORTS, INC.
                              STATEMENTS OF INCOME
                 (a wholly owned subsidiary of Golf Hosts, Inc.)
                                   (unaudited)


                                           Quarters Ended September 30        174 Day             99 Day             Nine Months
                                         ------------------------------     Period Ended          Period               Ended
                                              1997             1996         June 23, 1997   September 30, 1997   September 30, 1996
                                         ------------      ------------     -------------   ------------------   ------------------
REVENUES:
    Hotel                                $  3,460,723      $  4,015,763      $ 10,775,626      $  3,807,006         $15,024,753
    Food and beverage                       2,331,983         2,978,483         8,106,385         2,607,673          11,615,409
    Golf                                    2,970,131         2,801,712         9,347,282         3,176,358          12,321,416
    Other                                     944,151         1,167,186         3,340,715         1,066,884           4,607,048
    Real estate activities                          -           671,105           180,000                 -             656,817
                                         ------------      ------------      ------------      ------------         -----------
                                            9,706,988        11,634,249        31,750,008        10,657,921          44,225,443
                                         ------------      ------------      ------------      ------------         -----------

COSTS AND OPERATING EXPENSES:
    Hotel                                   3,205,526         3,535,003         9,083,194         3,513,778          12,492,239
    Food and beverage                       2,044,651         2,377,124         5,591,373         2,247,866           8,143,986
    Golf                                    1,469,714         1,330,935         3,247,628         1,582,328           4,636,719
    Other                                   3,893,109         3,721,495         7,672,813         4,240,911          11,346,243
    General and administrative              1,051,472           991,252         2,374,385         1,187,366           3,083,734
    Real estate activities                          -           279,750            90,618                 -             280,227
                                         ------------      ------------      ------------      ------------         -----------
                                           11,664,472        12,235,559        28,060,011        12,772,249          39,983,148
                                         ------------      ------------      ------------      ------------         -----------

OPERATING INCOME (LOSS)                    (1,987,484)         (601,310)        3,689,991         2,114,328           4,242,295

INTEREST, NET                               2,055,237           494,740           945,481         2,215,236           1,490,460

INCOME (LOSS) BEFORE INCOME TAXES          (4,042,721)       (1,096,050)        2,744,516        (4,329,564)          2,751,835

PARENT INCOME TAX CHARGE (CREDIT)                   -          (412,400)          967,800                 -           1,012,000

INCOME (LOSS) BEFORE EXTRAORDINARY
    ITEMS                                  (4,042,721)         (683,650)        1,776,716        (4,329,564)          1,739,835

LOSS ON EARLY EXTINGUISHMENT OF
    LONG TERM DEBT (NET OF TAXES
    OF $155,400)                                    -                 -          (288,600)                -                   -
                                         ------------      ------------      ------------      ------------         -----------

INCOME (LOSS) BEFORE DIVIDEND
    REQUIREMENTS ON PREFERRED STOCK        (4,042,721)         (683,650)        1,488,116        (4,329,564)          1,739,835

DIVIDEND REQUIREMENTS ON
    PREFERRED STOCK                            64,078            64,078           123,227            69,007             192,234
                                         ------------      ------------      ------------      ------------         -----------

NET INCOME (LOSS) AVAILABLE
    TO COMMON SHAREHOLDERS               $ (4,106,799)     $   (747,728)     $  1,364,889      $ (4,398,571)       $  1,547,601
                                         ============      ============      ============      ============        ============

EARNINGS (LOSS) PER COMMON SHARE         $    (821.36)     $    (149.55)     $     272.98      $    (879.71)       $     309.52
                                         ============      ============      ============      ============       =============

   The accompanying notes are an integral part of these financial statements.

                             GOLF HOST RESORTS, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 (a wholly owned subsidiary of Golf Hosts, Inc.)
                                   (unaudited)

                                      $1 Par Value           5.6% Cumulative                           Retained         Total
                                      Common Stock           Preferred Stock            Paid-In        (Deficit)     Shareholders'
                                   ----------------     ------------------------     ------------    -----------   ----------------
                                   Shares    Amount       Shares        Amount          Capital        Earnings    (Deficit) Equity
                                   ------    ------     ---------     ----------     ------------    -----------   ----------------
Balance, December 31, 1995         5,000     $5,000     4,577,000     $4,577,000     $  2,329,447    $ 7,042,986     $ 13,954,433
                                   -----     ------     ---------     ----------     ------------    -----------     ------------

   Net income available to
      common shareholders              -          -             -              -                -      1,114,211        1,114,211
                                   -----     ------     ---------     ----------     ------------    -----------     ------------

Balance, December 31, 1996         5,000      5,000     4,577,000      4,577,000        2,329,447      8,157,197       15,068,644

   Notes receivable
      distribution (Note 1)            -          -             -              -                -     (3,941,666)      (3,941,666)

   Net income available to
      common shareholders              -          -             -              -                -      1,364,889        1,364,889
                                   -----     ------     ---------     ----------     ------------    -----------     ------------

Balance, June  23, 1997            5,000     $5,000     4,577,000     $4,577,000     $  2,329,447    $ 5,580,420     $ 12,491,867
                                   =====     ======     =========     ==========     ============    ===========     ============

Balance, June 24, 1997             5,000     $5,000     4,577,000     $4,577,000     $ (4,582,000)             -     $          -

   Distribution to shareholder         -          -             -              -       (8,975,000)             -       (8,975,000)

   Net income (loss) available
       to common shareholder           -          -             -              -                -     (4,398,571)      (4,398,571)
                                   -----     ------     ---------     ----------     ------------    -----------     ------------

Balance, June 30, 1997             5,000     $5,000     4,577,000     $4,577,000     $(13,557,000)   $(4,398,571)    $(13,373,571)
                                   =====     ======     =========     ==========     ============    ===========     ============

                             GOLF HOST RESORTS, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                            STATEMENTS OF CASH FLOWS

                                                            99 day               174 day            Nine months
                                                         period ended          period ended          ended
                                                       September 30, 1997     June 23, 1997     September 30, 1996
                                                       ------------------     -------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) before dividend requirements
       on preferred stock                                  $(4,329,564)        $ 1,488,116         $ 1,739,835
   Noncash items included in income:
       Depreciation and amortization                           912,718           1,240,111           1,870,300
                                                           -----------         -----------         -----------
   Cash provided by income                                  (3,416,846)          2,728,227           3,610,135
   Changes in operating working capital                      2,091,480             417,429            (850,824)
                                                           -----------         -----------         -----------
   Cash provided by operations                              (1,325,366)          3,145,656           2,759,311
                                                           -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Increases in other deferred charges                          15,896              62,302            (260,826)
   Purchases of property and equipment                      (1,802,373)         (1,517,432)         (1,642,429)
   Net recovery of cost of property and
       equipment sold or retired                                52,247             (56,063)             66,771
   Additions to notes receivable                                     -            (378,788)             (7,782)
   Reduction in notes receivable                                     -             413,278             592,096
                                                           -----------         -----------         -----------
   Cash (used for) investing                                (1,734,230)         (1,476,703)         (1,252,170)
                                                           -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in notes payable                                       -            (734,429)           (672,582)
   Increases in long-term obligations                                -                   -             480,105
   Decreases in long-term obligations                        1,073,747            (436,002)         (1,411,429)
   Net proceeds from merger transactions                             -           5,965,529                   -
   Increases in long-term intercompany                         (69,007)           (123,227)            657,274
   Increases in long-term contingency                                -             127,050             108,157
                                                           -----------         -----------         -----------
   Cash provided (used) for financing                        1,004,740           4,798,921            (838,475)
                                                           -----------         -----------         -----------
NET INCREASE IN CASH                                        (2,054,856)          6,467,874             668,666
CASH, BEGINNING OF PERIOD                                    6,956,559             488,685             312,603
                                                           -----------         -----------         -----------
CASH, END OF PERIOD                                        $ 4,901,703         $ 6,956,559         $   981,269
                                                           ===========         ===========         ===========
NONCASH FINANCING AND INVESTING ACTIVITIES:

Preferred stock dividend liability to Golf Hosts, Inc.
   satisfied through the intercompany account              $    69,007         $   123,227         $   192,236

The Company transferred undeveloped land
   to inventory                                            $         -         $    69,628         $         -

Distributions to shareholders                              $(8,975,000)        $(3,941,666)        $         -



   The accompanying notes are an integral part of these financial statements.

                             GOLF HOST RESORTS, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


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

       The interim financial statements are unaudited and were prepared from the books and records of the Company. In the opinion of management, they include all adjustments necessary for a fair presentation of the Company's operations and financial positon. Certain of the Company's operations are seasonal in nature and, therefore, interim results from operations are not necessarily indicative of a full year.

       The financial statements as of and for the period from the merger to September 30, 1997 reflect the allocation of the purchase price based upon the fair value of the assets acquired and the liabilities assumed in connection with the merger and are, therefore, not comparable to the financial statements of the Company presented herein as of or for periods prior to the merger, which are based upon its previous historical cost. A portion of the purchase price was allocated to certain intangible assets including those relating to the golf course operations and the operations of the resort pursuant to the rental pool arrangement with the condominium owners. These intangibles are being amortized on a straight line basis over a 20 year period based on the contract term of the Innisbrook management agreement.

(2)    LONG-TERM OBLIGATIONS

       As a part of the transaction referred to in Note 1, all previously existing long-term obligations were replaced by a mortgage note with Golf Trust of America, L.P. The participating mortgage is for a term of thirty years and is secured by certain real and personal property of the Company and guaranteed by GHI. The loan allows for certain additional borrowings for capital improvements. The loan has an initial base pay rate increasing annually. The loan also includes participation above certain predefined levels in certain revenue of the Innisbrook property securing the loans.

       Long-term obligations consist of the following:

                                                                         September 30,       December 31,
                                                                             1997                1996
                                                                         -------------       ------------
Participating mortgage note at varying,
    increasing pay rates maturing in 2027                                 $71,848,748                   -

Mortgage note at 6.34%, maturing
    in 2002                                                                 5,000,000                   -

Mortgage notes at varying rates, ranging
    from 8.3% to 9%, maturing from
    from 1998 to 2007                                                               -          15,487,194

Equipment revolving credit line
    at prime, maturing serially
    from 1997 to 2001                                                               -           3,891,728

A $2,000,000 revolving credit line at 9%
    maturing in 2007                                                                -           1,368,000

Other                                                                               -             286,386

Unamortized debt discount and expense                                               -            (467,000)
                                                                          -----------         -----------
                                                                           76,848,748          20,566,308
Less-current maturities                                                             -          (2,788,764)
                                                                          -----------         -----------
                                                                          $76,848,748         $17,777,544
                                                                          ===========         ===========

(3)    ACCRUED EXPENSES

       Accrued expenses consist of the following:

                                                                         September 30,       December 31,
                                                                             1997                1996
                                                                         -------------       ------------

Rental pool lease operations                                              $ 1,911,567         $ 2,134,459
Salaries                                                                      933,385           1,456,267
Taxes, other than income taxes                                                637,757             242,820
Other                                                                       1,385,030             744,435
                                                                          -----------         -----------
                                                                          $ 4,867,739         $ 4,577,981
                                                                          ===========         ===========


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

(5)   SUPPLEMENTAL CASH FLOW DATA

      The (increases) decreases in working capital other than cash are as follows:

                                                              99 day               174 day           Nine months
                                                           period ended         period ended            ended
                                                        September 30, 1997   September 23, 1997   September 30, 1997
                                                        ------------------   ------------------   ------------------
Accounts receivable                                        $   822,663         $    (3,155)        $  (284,382)
Inventories and supplies                                       168,715             253,620            (452,934)
Prepaid expenses and other                                    (349,074)            208,647             194,330
Intercompany                                                    90,262            (319,029)           (151,413)
Accounts payable                                             1,692,214            (140,060)            279,978
Accrued expenses                                              (582,283)            872,041            (124,508)
Deposits and prepaid fees                                      248,983            (454,635)           (311,895)
                                                           -----------         -----------         -----------

                                                           $ 2,091,480         $   417,429         $  (850,824)
                                                           ===========         ===========         ===========


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

                             GOLF HOST RESORTS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For purposes of discussing comparative results from operations for 1996 and 1997, the results for the periods prior to and subsequent to the June 23, 1997 merger transaction, described in Note 1 to the financial statements, are combined.

For the current quarter, room nights occupied fell 21.1% from the same prior year quarter. Occupied room nights on a divisional basis declined 24.6% at Innisbrook while Tamarron experienced a 15.4% decline. The decline in occupancy occurred mostly in the conference segment at both resorts.

Revenues from resort operations decreased 12.3% for the quarter. Revenue per occupied room night of $289.55 reflected an 11.1% increase over the prior year amount of $260.53. Revenue per occupied room night at Innisbrook increased 12.4% to $283.62 while Tamarron's spending rose 8.9% to $298.15. The prior year amounts were $252.35 and $273.83, respectively. The guest spending improvement was unable to offset the lower occupancy impact, yielding a $1,381,000 decrease in resort operations revenue. There was no real estate revenue generated during the quarter, while $671,000 was produced in the prior year quarter.

Resort operations costs and operating expenses increased to 120.2% of revenues from the prior year 109.1%, resulting in an operating income decline of $965,000 from the prior year loss of $992,000. Other costs and expenses rose 4.6%, or approximately $172,000, including intangible asset amortization of $218,000, while related revenue declined $223,000. General and administrative expense increased $60,000 over the prior year.

Interest expense increased $1,560,000 to $2,055,000 as a result of additional interest from the new borrowings related to the merger transactions described in
Note 1 to the financial statements.

For the nine months ended September 30, 1997, occupied room nights declined 8.2% from the prior year. The 5.3% improvement in guest spending per occupied room somewhat mitigated the decline in occupancy, yielding a decline in revenues of 3.3%.

As a percentage of revenues, costs and operating expenses rose from 91.1% to 96.5%. Income before income taxes declined $3,975,000, reflecting the impact of the above items, related lost economies of scale relative to operating income margin and the impact of the minimum wage hike.

FINANCIAL CONDITION AND LIQUIDITY

As more fully discussed in Note 1 to the financial statements, on June 23, 1997 all the stock of the Company and its parent Golf Hosts, Inc. was acquired by previously unrelated parties in a transaction financed by new debt obligations of the Company. These transactions have generally resulted in improved financial liquidity as a result of additional cash and borrowing facilities.

The Company's working capital position at September 30, 1997 was $4,372,000 as compared with $445,000 at September 30, 1996 and a deficit of $1,278,000 at December 31, 1996. The Company typically experiences seasonal fluctuations in its net working capital position without impairing its ability to pay trade creditors in a timely manner and satisfy its financial obligations in an orderly fashion.

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

Item 4.    Submission of Matters to a Vote of Security Holders

           Not applicable.

Item 5.    Other Information

           Pursuant to an agreement with the SEC staff, included in this 10-Q filing are unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation for the quarter and nine months ended September 30, 1997.

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






                             GOLF HOST RESORTS, INC.





Date:    November 14, 1997                   By:  /s/ Merrick Kleeman
      ------------------------------             -------------------------
                                             Merrick Kleeman
                                             President




Date:    November 14, 1997                   By:  /s/ R. L. Akin
     -------------------------------              ------------------------
                                             Richard L. Akin
                                             Vice President
                                             and Treasurer

                          RENTAL POOL LEASE OPERATIONS



The following unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation (the Rental Pools) are for the quarter and nine months ended September 30, 1997.

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

                     INNISBROOK RENTAL POOL LEASE OPERATION
                                 BALANCE SHEETS
                           SEPTEMBER 30, 1997 AND 1996

                                DISTRIBUTION FUND

                                                                              1997                1996
                                                                          -----------         -----------
                                     ASSETS

RECEIVABLE FROM GOLF HOST RESORTS, INC
   FOR DISTRIBUTION - FULLY SECURED                                       $ 1,140,133         $ 1,160,240
INTEREST RECEIVABLE FROM MAINTENANCE
   ESCROW FUND                                                                 30,326              19,021
                                                                          -----------         -----------
                                                                          $ 1,170,459         $ 1,179,261
                                                                          ===========         ===========

                   LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                                      $   778,608         $   808,871
DUE TO MAINTENANCE ESCROW FUND                                                191,096             245,640
RESERVE FOR ESTIMATED LIFE-SAFETY
   REIMBURSEMENT                                                              200,755             124,750
PARTICIPANTS' FUND BALANCES                                                         -                   -
                                                                          -----------         -----------
                                                                          $ 1,170,459         $ 1,179,261
                                                                          ===========         ===========

                             MAINTENANCE ESCROW FUND

                                     ASSETS

CASH AND CASH EQUIVALENTS                                                 $ 1,888,704         $ 1,467,308
INVENTORIES                                                                         -                 251
RECEIVABLE FROM DISTRIBUTION FUND                                             191,096             245,640
INTEREST RECEIVABLE                                                            33,383              20,216
                                                                          -----------         -----------
                                                                          $ 2,113,183         $ 1,733,415
                                                                          ===========         ===========

                   LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                                          $    40,453         $    34,792
INTEREST PAYABLE TO DISTRIBUTION FUND                                          30,326              19,021
CARPET CARE RESERVE                                                            31,651              38,720
PARTICIPANTS' FUND BALANCES                                                 2,010,753           1,640,882
                                                                          -----------         -----------
                                                                          $ 2,113,183         $ 1,733,415
                                                                          ===========         ===========


These balance sheets were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                     INNISBROOK RENTAL POOL LEASE OPERATION
                            STATEMENTS OF OPERATIONS
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                DISTRIBUTION FUND

                                                     Current Quarter                       Year-to-Date
                                             -----------------------------       -------------------------------
                                                 1997              1996              1997               1996
                                             -----------       -----------       ------------       ------------
GROSS REVENUES                               $ 1,734,022       $ 2,090,975       $ 11,377,240       $ 11,710,587
                                             -----------       -----------       ------------       ------------

REDUCTIONS:
    Agents' commissions                           31,266             4,685            188,342            207,955
    Audit fees                                     3,000             3,000              9,100              9,100
                                             -----------       -----------       ------------       ------------
                                                  34,266             7,685            197,442            217,055
                                             -----------       -----------       ------------       ------------

ADJUSTED GROSS REVENUES                        1,699,756         2,083,290         11,179,798         11,493,532
MANAGEMENT FEE                                  (798,885)         (979,146)        (5,254,504)        (5,401,960)
                                             -----------       -----------       ------------       ------------
GROSS INCOME DISTRIBUTION                        900,871         1,104,144          5,925,294          6,091,572

ADJUSTMENTS TO GROSS INCOME
    DISTRIBUTION:
        Corporate complimentary
            occupany fees                          5,202             1,451             13,696              6,592
        Occupancy fees                          (254,792)         (327,518)        (1,175,044)        (1,281,474)
        Advisory Committee expenses              (25,230)          (20,447)           (79,543)           (66,525)
        Life-safety reimbursement                 28,807           (79,456)          (200,755)          (124,750)
                                             -----------       -----------       ------------       ------------

NET INCOME DISTRIBUTION                          654,858           678,174          4,483,648          4,625,415

ADJUSTMENTS TO NET INCOME
    DISTRIBUTION:
        Occupancy fees                           254,792           327,518          1,175,044          1,281,474
        Hospitality suite fees                     2,217             2,672              7,298              9,853
        Greens fees                               10,276             9,186             66,956             66,239
        Additional participation credits          17,235            17,940             52,555             54,325
                                             -----------       -----------       ------------       ------------

AMOUNT AVAILABLE FOR DISTRIBUTION
    TO PARTICIPANTS                          $   939,378       $ 1,035,490       $  5,785,501       $  6,037,306
                                             ===========       ===========       ============       ============

    Average daily distribution               $     10.94       $     11.83       $      23.91       $      24.47
    Average room rate                        $     85.91       $     78.14       $     118.74       $     111.40
    Occupied room nights                          20,185            26,761             95,818            105,119
    Available room nights                         85,904            87,543            241,952            246,679
    Occupancy percentage                            23.5%             30.6%              39.6%              42.6%
    Average number of available units                934               952                886                900


These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                        INNISBROOK RENTAL POOL OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                DISTRIBUTION FUND


                                                                 Current Quarter                   Year-to-Date
                                                         ----------------------------      ----------------------------
                                                             1997             1996             1996             1995
                                                         -----------      -----------      -----------      -----------
BALANCE, beginning of period                             $         -      $         -      $         -      $         -

ADDITIONS:
    Amounts available for distribution
        before life-safety reimbursement                     910,571        1,114,946        5,986,256        6,162,056
    Interest received or receivable from
        Maintenance Escrow Fund                               30,326           19,021           81,910           60,152

REDUCTIONS:
    Amount withheld for Maintenance Escrow Fund             (191,096)        (245,640)        (881,290)        (961,112)
    Amounts held in reserve for estimated
        life-safety reimbursement                             28,807          (79,456)        (200,755)        (124,750)
    Amounts accrued or paid to participants                 (778,608)        (808,871)      (4,986,121)      (5,136,346)
                                                         -----------      -----------      -----------      -----------

BALANCE, end of period                                   $         -      $         -      $         -      $         -
                                                         ===========      ===========      ===========      ===========

                             MAINTENANCE ESCROW FUND

BALANCE, beginning of period                             $ 2,417,925      $ 1,607,083      $ 1,734,415      $ 1,141,259

ADDITIONS:
    Amounts withheld from occupancy fees                     191,096          245,640          881,290          961,112
    Interest earned                                           30,326           19,021           81,910           60,152
    Charges to participants to establish
        or restore escrow balances                           164,492          319,098          994,837          838,563

REDUCTIONS:
    Maintenance charges                                     (722,489)        (493,740)      (1,498,557)      (1,210,085)
    Carpet care reserve deposit                               (5,098)          (6,553)         (28,092)         (25,638)
    Interest accrued or paid to
        Distribution Fund                                    (30,326)         (19,021)         (81,910)         (60,152)
    Refunds to participants as prescribed
        by Master Lease Agreement                            (35,173)         (30,646)         (73,140)         (64,329)
                                                         -----------      -----------      -----------      -----------

BALANCE, end of period                                   $ 2,010,753      $ 1,640,882      $ 2,010,753      $ 1,640,882
                                                         ===========      ===========      ===========      ===========


These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                      TAMARRON RENTAL POOL LEASE OPERATION
                                 BALANCE SHEETS
                           SEPTEMBER 30, 1997 AND 1996

                                DISTRIBUTION FUND

                                                                             1997                 1996
                                                                          -----------         -----------
                                     ASSETS
CASH                                                                      $     1,000         $     1,000
RECEIVABLE FROM GOLF HOST RESORTS, INC
   FOR DISTRIBUTION                                                           771,434             837,169
INTEREST RECEIVABLE FROM MAINTENANCE
   ESCROW FUND                                                                    203                 481
                                                                          -----------         -----------
                                                                          $   772,637         $   838,650
                                                                          ===========         ===========

                   LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                                      $   666,146         $   751,101
DUE TO MAINTENANCE ESCROW FUND                                                106,491              87,549
PARTICIPANTS' FUND BALANCES                                                         -                   -
                                                                          -----------         -----------
                                                                          $   772,637         $   838,650
                                                                          ===========         ===========


                             MAINTENANCE ESCROW FUND

                                     ASSETS

CASH AND CASH EQUIVALENTS                                                      21,598              75,509
DUE FROM DISTRIBUTION FUND                                                    106,491              87,549
INTEREST RECEIVABLE                                                                 -                   -
INVENTORY:
   Linen                                                                       89,480              99,871
   Materials and supplies                                                      13,643               7,229
DEPOSITS                                                                            -              86,077
                                                                          -----------         -----------
                                                                          $   231,212         $   355,235
                                                                          ===========         ===========

                   LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                                          $     4,150         $     5,033
INTEREST PAYABLE TO DISTRIBUTION FUND                                             203                 481
PARTICIPANTS' FUND BALANCES                                                   226,859             349,721
                                                                          -----------         -----------
                                                                          $   231,212         $   355,235
                                                                          ===========         ===========


These balance sheets were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                      TAMARRON RENTAL POOL LEASE OPERATION
                            STATEMENTS OF OPERATIONS
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                DISTRIBUTION FUND

                                                  Current Quarter                      Year-to-Date
                                          -----------------------------       -----------------------------
                                              1997              1996              1997              1996
                                          -----------       -----------       -----------       -----------
GROSS REVENUES                            $ 1,711,566       $ 1,887,216       $ 2,992,542       $ 3,142,727
                                          -----------       -----------       -----------       -----------

REDUCTIONS:
    Sales and marketing expenses              136,925           160,413           239,405           267,131
    Agents' commissions                        27,916            50,520            98,381           102,880
    Audit fees                                  2,595             2,601             7,795             7,803
                                          -----------       -----------       -----------       -----------
                                              167,436           213,534           345,581           377,814
                                          -----------       -----------       -----------       -----------

ADJUSTED GROSS REVENUES                     1,544,130         1,673,682         2,646,961         2,764,913
MANAGEMENT FEE                               (772,065)         (836,841)       (1,323,480)       (1,382,457)
                                          -----------       -----------       -----------       -----------
GROSS INCOME DISTRIBUTION                     772,065           836,841         1,323,481         1,382,456

ADJUSTMENTS TO GROSS INCOME
    DISTRIBUTION:
        Corporate complimentary
            occupancy fees                      1,466             1,989             2,952             3,587
        Occupancy fees                       (140,935)         (131,790)         (302,638)         (255,948)
        Designated items                      (35,022)          (20,653)          (88,954)          (54,312)
        Advisory Committee expenses            (2,097)           (1,661)           (9,816)           (7,424)
                                          -----------       -----------       -----------       -----------

POOLED INCOME                                 595,477           684,726           925,025         1,068,359

ADJUSTMENTS TO POOLED INCOME:
        Hospitality suite fees                      -                 -                 -                53
        Occupancy fees                        140,935           131,790           302,638           255,948
                                          -----------       -----------       -----------       -----------

NET INCOME DISTRIBUTION                   $   736,412       $   816,516       $ 1,227,663       $ 1,324,360
                                          ===========       ===========       ===========       ===========

    Average daily distribution            $     29.36       $     32.01       $     15.84       $     17.17
    Average room rate                     $    123.03       $    114.85       $     99.45       $     98.15
    Room nights                                13,912            16,432            30,092            32,019
    Occupancy percentage                         55.5%             64.4%             38.8%             41.5%
    Average number of available units             273               277               284               282
    Number of units in Rental Pool at
        end of period                             293               302                 -                 -


These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                      TAMARRON RENTAL POOL LEASE OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                DISTRIBUTION FUND

                                                         Current Quarter                           Year-to-Date
                                                 -------------------------------         -------------------------------
                                                      1997                1996               1997                1996
                                                 -----------         -----------         -----------         -----------
BALANCE, beginning of period                     $         -         $         -         $         -         $         -

ADDITIONS:
    Amounts available for distribution               736,412             816,516           1,227,663           1,324,360
    Interest received or receivable from
        Maintenance Escrow Fund                          204                 480                 589               2,807

REDUCTIONS:
    Amounts withheld for Maintenance Escrow Fund     (70,470)            (65,895)           (151,325)           (127,975)
    Amounts accrued or paid to participants         (666,146)           (751,101)         (1,076,927)         (1,199,192)
                                                 -----------         -----------         -----------         -----------

BALANCE, end of period                           $         -         $         -         $         -         $         -
                                                 ===========         ===========         ===========         ===========

                             MAINTENANCE ESCROW FUND

BALANCE, beginning of period                     $   206,837         $   336,079         $   197,548         $   328,336

ADDITIONS:
    Amounts withheld from occupancy fees              70,470              65,895             151,325             127,975
    Interest earned                                      204                 480                 589               2,807
    Reimbursement of designated items                 35,022              20,653              88,954              54,312
    Charges to participants to establish
        or restore escrow balances                     7,564              85,132              23,859             227,764

REDUCTIONS:
    Maintenance and inventory charges                (40,840)            (30,995)            (93,068)           (119,617)
    Refurbishing charges                             (14,206)            (98,167)            (38,875)           (191,716)
    Interest accrued or paid to
        Distribution Fund                               (204)               (480)               (589)             (2,807)
    Designated items                                 (35,022)            (20,653)            (88,953)            (54,313)
    Refunds to participants as prescribed
        by Master Lease Agreement                     (2,966)             (8,223)            (13,931)            (23,020)
                                                 -----------         -----------         -----------         -----------

BALANCE, end of period                           $   226,859         $   349,721         $   226,859         $   349,721
                                                 ===========         ===========         ===========         ===========

These statements were repared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.



                                     Page l9