Form 10-K
period 1997-12-31
GOLF HOST RESORTS INC
filed 1998-04-30
CIK 42429

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              -------------------

                                 ANNUAL REPORT

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the fiscal year ended December 31, 1997

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

      Golf Host Resorts, Inc. (the "Company") was formed in July 1972 and is engaged in the operation of The Westin Innisbrook Resort in Tarpon Springs, Florida ("Innisbrook") and Tamarron Hilton Resort in Durango, Colorado ("Tamarron"). Innisbrook and Tamarron (the "Resorts") offer championship quality golf facilities, restaurant and conference facilities, recreational activities including swimming and tennis and related resort activities. The Resorts are managed by Westin Hotel Company and Hilton Hotels Corporation ("HHC"), respectively, under long-term management agreements. HHC managed Innisbrook from April 1, 1993 to July 15, 1997 while HHC has managed Tamarron since December 1, 1995. Prior to management by HHC, the Resorts were managed by the Company.

      Prior to June 23, 1997, the Company was an 80% owned subsidiary of Golf Hosts, Inc. ("GHI"). The minority shareholders of the Company were also the majority shareholders of GHI. On June 23, 1997, TM Golf Hosts, Inc. ("TMGHI") acquired all of the outstanding shares of GHI and the 20% of the Company's shares not held by GHI. Concurrently, TMGHI and GHI merged with the legal survivor being GHI, which now owns 100% of the Company.

      The Company receives significant revenue from food and beverage sales, and from golf operations (primarily golf fees and merchandise sales). Also, during 1994, the Company undertook the development of nine residential homesites at Tamarron, identified as Estates at Tamarron-Highpoint. All of the homesites have been sold and closed with one closing occurring in 1997. During 1995, the Company began a second development of nine residential homesites, Estates at Tamarron-Pine Ridge. Two of the sites were sold and closed during 1996 while no sales occurred during 1997. Through the date of this filing, one homesite has been sold and closed during 1998.

      The majority of the condominium owners at the Resorts provide such apartments as resort accommodations under rental pool lease operations. The Resorts are the lessees under the lease operation agreements, which provide for the distribution of a percentage of room revenues, as defined, to participating condominium owners. Accordingly, the Company does not bear the expenses of financing as well as certain operating costs of the rental units.

      Condominium ownership, simply stated, is a realty subdivision in which the individual "lots" are apartment units. Instead of owning a plot of ground, the condominium owner owns the air space where his condominium unit is located. This leaves substantial properties in interest which are not individually owned, e.g., the underlying land, roadways, foundations, exterior wall and roofs, garden areas, utility lines, et cetera. These areas are termed "common property" or "common elements" and each condominium owner has an undivided fractional interest in such property. The condominium owners at each of the Resorts establish an "Association of Condominium Owners" to administer and maintain such property and to conduct the business of the condominium owners, such as maintaining insurance on the real property, upkeep of the structures, maintenance of the grounds, and provisions for certain utilities. The Association assesses fees to defray such expenses and to establish necessary reserves. Such charges, if not timely paid, may constitute a lien upon the separate condominium apartment units. Each condominium owner must pay ad valorem property taxes and assessments for electricity, and to such matters independent of the other unit owners. These expenses would be incurred by owners of condominium units, regardless of an election to participate in the rental pool. With respect to governing the affairs of the Association, which is subject to state statutes, the participating condominium owners are accorded one (l) vote per condominium unit owned.

     The percentages of the foregoing revenue components to total revenues are as follows:

                               191 DAY      174 DAY
                            PERIOD ENDED PERIOD ENDED
                              12/31/97      6/23/97      1996        1995
REVENUES
    Food and beverage            27.6%       25.5%       26.5%       25.8%
    Golf                         31.1%       29.5%       28.2%       28.3%
    Resort facilities            31.5%       33.9%       33.1%       32.4%
    Other                         9.8%       10.5%       10.9%       11.4%
    Real estate activities        0.0%        0.6%        1.3%        2.1%
                                -----       -----       -----       -----
    Total                       100.0%      100.0%      100.0%      100.0%
                                =====       =====       =====       =====

     The Company hosts more than a thousand conferences or related group meetings each year and its clients come from a variety of industries, primarily from the central and eastern United States. Accordingly, the loss of a single client or a few clients would have no significant adverse effect on the Company's business.

     The conference-oriented resort business is quite competitive; however, the Company has established itself as a leader in its industry and enjoys an excellent reputation with its clients. Its major competitors are other conference and golf-oriented resorts throughout the country.

     The Resorts' revenues are seasonal, with Innisbrook's peak season being in the winter and spring and Tamarron's being in the summer.

     The Company has, on average, approximately 1,250 employees (950 at Innisbrook and 300 at Tamarron).

Item 2. Description of Properties

     Innisbrook is a condominium resort project situated on approximately 850 acres of land located in the northern portion of Pinellas County, Florida, near the Gulf of Mexico. It is north of Clearwater (approximately 9 miles) and west of Tampa (approximately 20 miles). There are 938 condominium units, 36 of which are strictly residential, with the balance eligible for rental pool participation. Of these units, 755, on average, participate in the rental pool. The resort complex includes 63 holes of golf with an additional 9 holes opening in January 1998 (which upon completion will result in 72 holes of golf); three practice ranges; three clubhouses with retail golf, food and beverage outlets; three conference and exhibit buildings; six swimming pools; a recreation center; tennis facility and numerous administrative and support structures.

     Tamarron is a condominium resort project situated on approximately 730 acres of land located in the northern portion of La Plata County, Colorado. It is north of Durango (approximately l8 miles) and south of Silverton (approximately 28 miles). The property is surrounded on three sides by the San Juan National Forest and is readily accessible via U.S. Highway 550. There are 381 condominium units, all of which are eligible for rental pool participation. Approximately 290 units, on average, participate in the rental pool. The resort complex includes 18 holes of golf; a practice range; an indoor swimming pool; several restaurants and lounges; a conference facility; a tennis complex and numerous administrative and support facilities and structures.

     During 1994 and 1995, approximately 24 acres of land at Tamarron were set aside for the

     Estates at Tamarron residential homesite development.

     At December 31, 1997, the properties are encumbered by various mortgages totaling $77,999,163. Reference is made to Note 4 of Notes to Consolidated Financial Statements of Golf Host Resorts, Inc. and subsidiary contained elsewhere in this filing for a more detailed description of these mortgages.

Item 3. Legal Proceedings

     The Company is not currently involved in lawsuits other than ordinary routine litigation incidental to its business.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's stock is privately held and there is no established market for the stock.

     There are a total of 1,283 condominium units allowing rental pool participation by their owners, of which three are owned by a subsidiary of the Company, Golf Host Condominium, Inc. (GHC). Of the units not owned by GHC, 1,259 were sold under Registration Statements effective through March 1, 1983. The remaining 21 units were sold via private offerings exempt from registration with the Securities and Exchange Commission. The condominium units not owned by the Company or its affiliate are held by 1,160 different owners.

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



                             191 day period    |  174 day period                Year Ended December 3l,
                            ended December 31, |  ended June 23,   --------------------------------------------------
                                  1997         |       1997           1996          1995         1994           1993
                            ------------------ |  ---------------  ----------  -----------    ----------   ----------
                                               |
OPERATING REVENUE             $18,023,753      |   $31,750,008   $57,710,742   $56,535,735   $52,573,941  $45,101,103
                              ===========      |   ===========   ===========   ===========   ===========  ===========
                                               |
NET (LOSS) INCOME             $(5,492,683)     |   $ 1,488,116   $ 1,370,523   $ 1,375,917   $   393,919  $  (538,062)
                              ===========      |   ===========   ===========   ===========   ===========  ===========
NET (LOSS) INCOME                              |
   PER COMMON SHARE           $ (1,098.54)     |        297.62        274.10        275.18         78.78      (107.61)
                              ===========      |   ===========   ===========   ===========   ===========  ===========
                                               |
TOTAL ASSETS                  $92,897,633      |   $         -   $53,135,194   $52,822,127   $50,579,114  $49,278,940
                              ===========      |   ===========   ===========   ===========   ===========  ===========
LONG-TERM                                      |
   OBLIGATIONS                $77,999,163      |   $         -   $28,474,570   $30,001,491   $28,861,345  $28,825,440
                              ===========      |   ===========   ===========   ===========   ===========  ===========
CASH DIVIDENDS                                 |
   PER COMMON                                  |
   SHARE                      $         -      |   $         -   $         -   $         -   $         -  $         -
                              ===========      |   ===========   ===========   ===========   ===========  ===========



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     RESULTS OF OPERATIONS

     1997 Compared to 1996

     For purposes of discussing comparative results from operations for 1996 and 1997, the results for the periods prior to and subsequent to the June 23, 1997 merger transaction, described in Note 1 to the financial statements, are combined.

     Guest occupancy during the last three years, measured by room nights, was as follows:

                            Total                   % Change
                            -----                   --------
         1997              158,807                    (9.8)
         1996              176,149                     (.5)
         1995              177,059                     1.2

     Revenues from resort facilities declined 12.9% due to the above reduction in occupancy combined with a decline in guest spending per room night of 3.4%, or $312.29 as compared with the prior year $323.22. The decline in revenues is primarily attributable to the sale of the Company and the resultant disruption in marketing efforts as Innisbrook transitioned from management by Hilton Hotels Corporation to Westin Hotel Company effective July 15th. Of significance, occupied room nights at Innisbrook for the first two months of 1998 have exceeded 1997 levels by over 26% while the guest spending per room night has increased over 3%. Hilton Hotels Corporation has continued to manage Tamarron, which is impacted by inconsistent airline transportation into the Durango, Colorado area.

     Non-real estate operating income declined $4,511,000 from the prior year, primarily due to a $7,522,000 decline in revenue. Food and beverage revenues declined $2,226,000 and operating income declined $1,199,000, or 25%. Meals served declined 2%; however, the revenue per meal served declined 5.5% as prices were adjusted to improve volume. The food cost of sales rose .7% as higher quality products are being offered. Golf revenue approximated the prior year despite a 3% decrease in rounds played as the revenue per round played rose 3%. Other revenue declined $1,190,000 while the related costs and operating expenses approximated the prior year.

     A new Innisbrook master lease agreement between the Company and the condominium owners has been offered with an effective date of January 1, 1998. The terms of the new agreement are outlined in the Notes to Financial Statements of Golf Host Resorts, Inc. and the Innisbrook Rental Pool Lease Operation included in this filing. The effect of the new agreement is to change the effective rate of distribution of room revenue from 51% to the condominium owner and 49% to the Company to 59% to the Company and 41% to the condominium owner. While the previous master lease agreement remains in effect, at present approximately 90% of rental pool participants have elected to participate in the new agreement. This change is expected to have a significant favorable impact on resort facilities operations in 1998 and future years.

     Installation of Westin Hotel Company as the manager of Innisbrook, coupled with the significant capital expenditures discussed below, is anticipated to have a favorable impact on both guest spending and occupancy. The installation of the themed pool at Innisbrook discussed below is also anticipated to favorably impact Innisbrook's summer occupancy levels. In addition, the Company has historically experienced occupancy constraints during its peak season as a result of the unavailability of golf tee times. This has been addressed by the opening in January 1998 of an additional nine hole golf course at the Resort as discussed below. In addition, a related party of the Company, Lost Oaks, L.P., acquired an 18 hole golf course near Innisbrook in October 1997. Tee times at this course are available to Innisbrook guests, further enhancing the availability of peak season tee times.

     General and administrative expenses increased $1,205,000 over the prior year. The increase includes nonrecurring costs relative to the sale of the Company, a 12% increase in property taxes, and $744,000 of amortization of intangibles and preopening costs relative to the sale, and the writeoff of $548,000 of previously capitalized costs as a result of the transition to Westin management at Innisbrook.

     Interest expense increased from $1,880,000 in 1996 to $4,777,150. The increase resulted from the significant increase in debt as a result of the sale of the Company coupled with an increase in the related interest rate.

     During 1997, the Company made significant capital improvements at Innisbrook beyond normal recurring items. These improvements included an additional 9 holes of golf and major system enhancements throughout the property. Further significant expenditures planned for 1998 include a themed pool including waterfalls and slides at a cost of approximately $3,500,000 scheduled to open at the end of May and significant expansion of the central clubhouse including the relocation of the guest registration area, at a cost of approximately $6,000,000. In addition, approximately $1,700,000 of capital additions are planned for Tamarron in 1998, including conference center and restaurant refurbishment and construction of an outdoor recreational area. Approximately $6,600,000 of capital addition financing is available from the Company's lender for the 1998 capital expenditures. Other sources of funds to complete these additions are discussed below.

     Revenues from real estate activities declined significantly as one residential homesite at Tamarron was sold in 1997 as compared to two higher priced homesites in 1996. In addition, approximately $120,000 of deferred profit from a 1994 transaction was recognized in 1996. Real estate activity costs in 1997 include the writeoff of $122,000 of previously deferred marketing costs relative to homesite sales. As of the date of this filing, one residential homesite at Tamarron has been sold and closed in 1998.

     1996 Compared to 1995

     Revenues from resort activities for 1996 increased over 1995 at a rate approximately equal to the general price level on a per occupied room night basis. However, significant gains were enjoyed over 1995 at Innisbrook in average daily room rate and average food and beverage revenue. The operating income margin of 7% declined primarily as the result of expenses associated with the commencement of the Hilton management agreement at Tamarron.

     Assets Held for Sale

     The Company intends to sell certain resort assets (the Tamarron Hilton Resort and a portion of the non-operating assets at Innisbrook) within one year from the date of acquisition. The Tamarron related net assets have been recorded at their estimated proceeds, as adjusted for estimated cash flows from operations and estimated interest expense during the holding period on the incremental debt incurred to finance the purchase as required by EITF 87-11. The net loss from operations subsequent to June 23, 1997, related to the Tamarron assets held for sale of approximately $803,000 and the interest expense of $460,000 on the related allocated debt, have been excluded from the current year's consolidated statement of earnings. The impact of the sale will have a positive impact on earnings and liquidity. Additionally, $1,200,000 of land at Innisbrook is included in assets held for sale at December 31, 1997. It is intended to be sold within the next year, and would have a positive impact on liquidity.

     INCOME TAX STATUS

     Reference is made to the Notes to the Consolidated Financial Statements regarding income taxes.

     FINANCIAL CONDITION AND LIQUIDITY

     As more fully discussed in Note 1 to the financial statements, on June 23, 1997 all the stock of the Company and its parent Golf Hosts, Inc. was acquired by previously unrelated parties in a transaction financed by new debt obligations of the Company. These transactions resulted in the termination of the Company's accounts receivable line of credit, which negatively impacted the Company's ability to meet its cash needs during the latter part of the year. Cash advances from its parent and under the Westin management agreement together with the deferral of vendor payments enabled the Company to sustain operations. Due to the seasonal nature of the Company's business, the Company also expects cash flow deficits from operations during the third and fourth quarters of 1998. The Company has evaluated the cash needs with respect to these deficits and scheduled capital expenditures and has reason to believe that cash flow generated from operations during the first half of the year will not be sufficient to meet the expected cash needs during the second half of 1998. Management recognizes that the Company must generate additional cash resources to ensure the continuation of operations. To achieve this during 1998, the Company has entered into an unsecured capital expenditure sharing agreement with Westin whereby Westin will fund 50% of capital expenditures incurred subsequent to the June 23, 1997 merger transaction in excess of $6,000,000, plus capital reserve requirements as defined. In addition, the Company's primary lender has released Innisbrook's accounts receivable from its collateral and the Company is negotiating an accounts receivable line of credit with a major financial institution. The Company anticipates these efforts will yield adequate cash flow for the remainder of 1998 and beyond.

     The Company's working capital position (exclusive of Assets Held for Sale) on a comparative basis at December 31, 1997 was a deficit of $3,106,260 as compared with a deficit of $1,278,000 at December 31, 1996. Notwithstanding the operating situation discussed above, the Company typically experiences seasonal fluctuations in its net working capital position without impairing its ability to pay trade creditors in a timely manner and satisfy its financial obligations in an orderly fashion.

     As a result of the change in control previously discussed, the Company's former lenders were replaced with a single lender on June 23, 1997. Reference is made to the notes to the consolidated financial statements regarding the new lender.

     While the Company has a substantial retained deficit, based on existing cash levels and the additional cash sources discussed above, the Company assesses its liquidity as satisfactory.

Item 8. Financial Statements and Supplementary Data

     Index to Consolidated Financial Statements

     Reports of Independent Certified Public Accountants
     Consolidated Balance Sheets at December 31, 1997 and 1996
     Consolidated Statements of Operations for the 191 day period ended December
        31, 1997, 174 day period ended June 23, 1997 and for the two years ended December 31, 1996
     Consolidated Statements of Changes in Shareholder's Equity for the three years ended December 31, 1997
     Consolidated Statements of Cash Flows for the 191 day period ended December
        31, 1997, 174 day period ended June 23, 1997 and for the two years ended December 31, 1996
     Notes to Consolidated Financial Statements
     Innisbrook Rental Pool Lease Operation statements of financial position Tamarron Rental Pool Lease Operation statements of financial position

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

     Concurrent with the sale of the Company on June 23, 1997, the Company changed its auditor from Arthur Andersen LLP to Price Waterhouse LLP.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Name/Position                             Age      Five Year Principal Occupation
     -------------                             ---      ------------------------------
     Merrick R. Kleeman                        34       Managing Director
     President, Secretary and Director                  Starwood Capital Group

     Jeffrey R. Rosenthal                      46       Chief Operating Officer
     Senior Vice President                              Starwood Capital Group (April 1997-Present)

                                                        Chief Financial Officer
                                                        Reyes Holdings (February 1996-April 1997)

                                                        Chief Financial Officer
                                                        JBM Realty Company (December 1987-February 1996)

     Jerome C. Silvey                          40       Chief Financial Officer
     Senior Vice President                              Starwood Capital Group

     Richard L. Akin                           52       Vice President and Treasurer
     Vice President and Treasurer                       Golf Host Resorts, Inc.

     All directors and officers serve a one year term or until their successors are elected.

Item 11. Executive Compensation

     All items for Golf Host Resorts, Inc., except those set forth below, have been omitted as not applicable or not required.

                             EXECUTIVE COMPENSATION
                             GOLF HOST RESORTS, INC.

Summary Compensation Table

     The following table sets forth the remuneration paid, distribution or accrued by Golf Host Resorts, Inc. and its parent Golf Hosts, Inc. during the three years in the period ended December 31, 1997, to the Company's executive officers.


                                  Fiscal      Salary and                        Other Annual            All Other
Name and Principal Position        Year      Commission($)       Bonus($)      Compensation($)      Compensation($)(1)
---------------------------       ------     -------------       --------      ---------------      ------------------
Golf Hosts, Inc.:

Stanley D. Wadsworth(2) and (3)    1997              --               --             --                       --
President and Chief                1996         153,000           15,400             --                   14,492
Executive Officer                  1995         147,100           33,300             --                   93,898

Richard S. Ferreira (2) and (3)    1997              --               --             --                       --
Executive Vice President and       1996         148,600           15,600             --                    7,473
Chief Financial Officer            1995         143,200           37,200             --                   22,747

Richard L. Akin(3)                 1997              --               --             --                       --
Vice President and Treasurer       1996              --               --             --                       --
                                   1995              --               --             --                       --

(1) Includes Company 401(k) matching contributions of $400 annually for each named executive officer, life insurance premiums, medical reimbursements and the value of Company provided vehicles.

(2)  Resigned effective June 23, 1997.

(3) Total of annual salary and bonus was not greater than $100,000 for the years where dollar amounts are not presented.

Pension Plan

     The Company and its parent, Golf Hosts, Inc., provided a supplemental retirement income plan (the Plan) for officers who had completed l5 years of service, were employed at age 65 by the Company and retired, and were elected to participate in the Plan by the Golf Hosts, Inc. Board of Directors. The Plan provided an annual income of $l0,000 for a period of 10 years.

     Concurrent with the sale of the Company and Golf Hosts, Inc., the Plan was terminated and the related liability, which approximated $297,000, was distributed in cash to the participants.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

     (a)  Security ownership of certain beneficial owners:

                                                                           Amount            Percent
         Title of                 Name and Address                      Beneficially            of
          Class                   of Beneficial Owner                      Owned              Class
          -----                   -------------------                   ------------          -----
   Golf Host Resorts, Inc.:

   Common                         Golf Hosts, Inc.                          5,000             100%
                                  Three Pickwick Plaza, Suite 250
                                  Greenwich, CT 06830

   Golf Hosts, Inc.:

   Common                         Golf Host Holdings, Inc.                      1             100%
                                  Three Pickwick Plaza, Suite 250
                                  Greenwich, CT 06830

     (b)  Security ownership of management of the Company in Golf Hosts, Inc.
          (GHI):

          None

     (c)  Changes in control:

          Prior to June 23, 1997, the Company was an 80% owned subsidiary of Golf Hosts, Inc. ("GHI"). The minority shareholders of the Company were also GHI's majority shareholders. On June 23, 1997 TM Golf Hosts, Inc. ("TMGHI") acquired all of the outstanding shares of GHI and 20% of the Company's shares not held by GHI. Concurrently, TMGHI and GHI merged with the legal survivor being GHI, which now owns 100% of the Company.

Item 13.  Certain Relationships and Related Transactions

     (a)  Transactions with Management and Others

     GHI charges administrative and other expenses to the Company on the basis of estimated time and expenses incurred as reasonably determined by GHI.

     As part of the terms of the new management agreement for Innisbrook, Westin guaranteed minimum cash flow to Innisbrook. The terms of the agreement provide that if incentive cash flow, as defined, is less than the minimum annual payment, as defined, for the operating year, Westin will advance Innisbrook the shortage up to $2.5 million with the advance being repayable when the Company has available cash, as defined. In addition, the Company signed an agreement under which Westin will provide 50% of the funding for approved capital expenditures incurred subsequent to the acquisition, plus capital reserve requirements, as defined.

     (b)  Certain Business Relationships

     Lewis H. Hill, III, Secretary and Director of the Company through June 22, 1997, is a retired partner of and, at that time, of counsel to the law firm of Foley & Lardner, the Company's general counsel through June 22, 1997.

     Merrick R. Kleeman, President and Director of Golf Host Resorts, Inc., is a member of the Westin Hotel Company Board of Directors, the manager of Innisbrook.

     (c)  Indebtedness of Management

          None

     (d)  Transactions with Promoters

          Not applicable

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) 1. Financial Statements:

            Golf Host Resorts, Inc. and Subsidiary- (included at Item 8)

            Innisbrook Rental Pool Lease Operation Financial Statements together with the Report of Independent Certified Public Accountants

            Tamarron Rental Pool Lease Operation Financial Statements together with Report of Independent Certified Public Accountants

         2. Financial Statement Schedules of Golf Host Resorts, Inc.

            None

     (b) Reports on Form 8-K

         Form 8-K for Golf Host Resorts, Inc. filed on September 4 and July 8, 1997 is incorporated herein by reference for the acquisition and change in auditor, respectively.

     (c) Exhibits

         Financial statement schedules required by this Item are listed in the index appearing in Item 8 of this report.

                                   SIGNATURES

     Pursuant to the Requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

                                    GOLF HOST RESORTS, INC.

By: /s/ M. R. Kleeman               By: /s/ R. L. Akin
    -----------------------------       ----------------------------
    Merrick R. Kleeman, President       Richard L. Akin
                                        Vice President and Treasurer

Dated:  April 30, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholder and Board of Directors of Golf Host Resorts, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and changes in shareholder's (deficit) equity and of cash flows present fairly, in all material respects, the financial position of Golf Host Resorts, Inc. and subsidiary at December 31, 1997, and the results of their operations and their cash flows for the 191 day period ended December 31, 1997 and for the 174 day period ended June 23, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of Golf Host Resorts, Inc. for the years ended December 31, 1996 and 1995 were audited by other independent accountants whose report dated March 21, 1997 expressed an unqualified opinion on those statements.

/s/Price Waterhouse LLP

Tampa, Florida
April 8, 1998, except for Note 10,
paragraph 3, as to which the date is
April 17, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Golf Host Resorts, Inc.:

We have audited the accompanying balance sheets of GOLF HOST RESORTS, INC. (a Colorado corporation and an 80% owned subsidiary of Golf Hosts, Inc.) as of December 31, 1996 and 1995, and the related statements of operations, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                    ARTHUR ANDERSEN LLP

Tampa, Florida, March 21, 1997

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                     ASSETS

                      (Substantially all pledged - Note 5)


                                                        1997      |       1996
                                                    -----------   |   -----------
                                                                  |
CURRENT ASSETS                                                    |
                                                                  |
     Cash                                           $    56,090   |   $   488,685
     Restricted cash                                  2,238,767   |            --
     Accounts receivable, net                         5,472,228   |     4,380,108
     Notes receivable                                        --   |       163,942
     Inventories and supplies                         1,899,598   |     5,123,966
     Prepaid expenses and other assets                  684,497   |       956,054
     Intercompany receivables                         2,857,240   |       724,312
                                                    -----------   |   -----------
                                                     13,208,420   |    11,837,067
                                                                  |
     Assets held for sale                             9,038,309   |            --
                                                    -----------   |   -----------
                                                                  |
            Total current assets                     22,246,729   |    11,837,067
                                                                  |
INTANGIBLES, net                                     32,879,352   |            --
                                                                  |
PROPERTY AND EQUIPMENT, at cost, less                             |
     accumulated depreciation and amortization       35,725,251   |    40,038,322
                                                                  |
OTHER ASSETS                                          1,996,301   |       238,627
                                                                  |
LONG-TERM RECEIVABLES                                        --   |     1,021,178
                                                    -----------   |   -----------
                                                                  |
                                                    $92,847,635   |   $53,135,194
                                                    ===========   |   ===========


     The accompanying Notes to Consolidated Financial Statements are an
                integral part of these financial statements.

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                 LIABILITIES AND SHAREHOLDER'S (DEFICIT) EQUITY

                                                           1997       |       1996
                                                      -------------   |   -----------
                                                                      |
CURRENT LIABILITIES                                                   |
                                                                      |
     Accounts payable                                 $   7,854,720   |   $ 2,258,702
     Accrued expenses                                     5,552,488   |     4,577,981
     Deposits and prepaid fees                            2,907,472   |     2,755,764
     Note payable                                                --   |       734,429
     Maturing long-term obligations                              --   |     2,788,297
                                                      -------------   |   -----------
                                                         16,314,680   |    13,115,173
                                                                      |
     LONG-TERM OBLIGATIONS                               77,999,163   |    17,777,544
     DEFERRED INCOME TAXES                               13,134,558   |            --
     LONG-TERM INTERCOMPANY PAYABLE                              --   |     4,951,895
     LONG-TERM  CONTINGENCY (Note 9)                             --   |     2,221,938
                                                      -------------   |   -----------
                                                                      |
            Total liabilities                           107,448,401   |    38,066,550
                                                                      |
                                                                      |
                                                                      |
SHAREHOLDER'S (DEFICIT) EQUITY                                        |
     Common stock, $1 par, 5,000 shares                               |
       authorized, issued and outstanding                     5,000   |         5,000
     5.6% cumulative preferred stock, $1 par,                         |
       4,577,000 shares authorized, issued and                        |
       outstanding                                        4,577,000   |     4,577,000
     Paid-in capital                                    (13,557,000)  |     2,329,447
     Retained (deficit) earnings                         (5,625,768)  |     8,157,197
                                                      -------------   |   -----------
                                                                      |
            Total shareholder's (deficit) equity        (14,600,768)  |    15,068,644
                                                      -------------   |   -----------
                                                                      |
            Total liabilities and shareholder's                       |
              (deficit) equity                        $  92,847,633   |   $53,135,194
                                                      =============   |   ===========

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                       191 day           174 day     |
                                     period ended      period ended  |    Year ended       Year ended
                                     December 31,        June 23,    |   December 31,     December 31,
                                         1997              1997      |       1996             1995
                                     -----------       -----------   |   -----------      -----------
                                                                     |
REVENUES:                                                            |
     Resort facilities               $ 5,695,294       $10,775,626   |   $19,087,031      $18,296,069
     Food and beverage                 4,966,112         8,106,385   |    15,298,357       14,600,080
     Golf                              5,604,215         9,347,282   |    16,261,342       15,997,215
     Other                             1,758,132         3,340,715   |     6,289,034        6,471,371
     Real estate activities                   --           180,000   |       774,978        1,171,000
                                     -----------       -----------   |   -----------      -----------
                                                                     |
                                      18,023,753        31,750,008   |    57,710,742       56,535,735
                                     -----------       -----------   |   -----------      -----------
                                                                     |
COSTS AND OPERATING EXPENSES:                                        |
     Resort facilities                 6,696,074         9,083,194   |    16,660,453       15,783,533
     Food and beverage                 3,873,016         5,591,373   |    10,491,643       10,232,692
     Golf                              3,504,919         3,247,628   |     6,272,674        6,238,748
     Other                             8,299,769         7,672,813   |    16,019,199       15,159,466
     General and administrative          370,959         2,374,385   |     3,950,708        4,250,819
     Real estate activities              122,235            90,618   |       275,227          617,095
                                     -----------       -----------   |   -----------      -----------
                                      22,866,972        28,060,011   |    53,669,904       52,282,353
                                     -----------       -----------   |   -----------      -----------
                                                                     |
OPERATING (LOSS) INCOME               (4,843,219)        3,689,997   |     4,040,838        4,253,382
INTEREST, NET                          3,831,669           945,481   |     1,880,215        2,124,965
                                     -----------       -----------   |   -----------      -----------
(LOSS) INCOME BEFORE INCOME TAX       (8,674,888)        2,744,516   |     2,160,623        2,128,417
PARENT INCOME TAX CHARGE (Benefit)    (3,182,205)          967,800   |       790,100          752,500
                                     -----------       -----------   |   -----------      -----------
(LOSS) INCOME BEFORE                                                 |
     EXTRAORDINARY ITEMS              (5,492,683)        1,776,716   |     1,370,523        1,375,917
LOSS ON EARLY EXTINGUISHMENT                                         |
     OF LONG TERM DEBT (NET OF                                       |
     TAXES OF $155,400)                       --          (288,600)  |            --               --
                                     -----------       -----------   |   -----------      -----------
NET (LOSS) INCOME                     (5,492,683)        1,488,116   |     1,370,523        1,375,917
DIVIDEND REQUIREMENTS ON                                             |
     PREFERRED STOCK                     133,085           123,227   |       256,312          256,312
                                     -----------       -----------   |   -----------      -----------
NET CHANGE IN (DEFICIT) EQUITY       $(5,625,768)      $ 1,364,889   |   $ 1,114,211      $ 1,119,605
                                     ===========       ===========   |   ===========      ===========
                                                                     |
EARNINGS (LOSS) PER                                                  |
     COMMON SHARE:                                                   |
     (LOSS) INCOME BEFORE                                            |
         EXTRAORDINARY LOSS          $ (1,098.54)      $    355.34   |   $    274.10      $    275.18
     EXTRAORDINARY LOSS                       --            (57.72)  |            --               --
                                     -----------       -----------   |   -----------      -----------
     NET INCOME                        (1,098.54)           297.62   |        274.10           275.18
     DIVIDEND REQUIREMENTS                                           |
         ON PREFERRED STOCK                26.62             24.65   |         51.26            51.26
                                     -----------       -----------   |   -----------      -----------
     NET CHANGE IN EQUITY            $ (1,125.16)      $    272.97   |   $    222.84      $    223.92
                                     ===========       ===========   |   ===========      ===========

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF SHAREHOLDERS/SHAREHOLDER'S (DEFICIT) EQUITY



                              $1 Par Value             5.6% Cumulative                                             Total
                              Common Stock             Preferred Stock                           Retained       Shareholders/
                           ------------------      -----------------------        Paid-In        (Deficit)        Shareholder
                            Shares    Amount        Shares         Amount         Capital         Earnings      (Deficit) Equity
                           -------    -------      ---------     ----------      ----------     -----------    ----------------
Balance, December 31, 1995  5,000      $5,000      4,577,000     $4,577,000    $  2,329,447     $ 7,042,986        $ 13,954,433

  Net change in equity          -           -              -              -               -       1,114,211           1,114,211
                            -----       -----      ---------     ----------    ------------     -----------        ------------
Balance, December 31, 1996  5,000       5,000      4,577,000      4,577,000       2,329,447       8,157,197          15,068,644

  Notes receivable
     distribution               -           -              -              -               -      (3,941,666)         (3,941,666)

  Net change in equity          -           -              -              -               -       1,364,889           1,364,889
                            -----       -----      ---------     ----------    ------------     -----------        ------------

Balance, June 23, 1997      5,000      $5,000      4,577,000     $4,577,000    $  2,329,447     $ 5,580,420          12,491,867
                            =====      ======      =========     ==========    ============     ===========        ============


Balance, June 24, 1997      5,000      $5,000      4,577,000     $4,577,000    $ (4,582,000)              -        $          -

  Distribution to
     shareholder                -           -              -              -      (8,975,000)              -          (8,975,000)

   Net change in deficit        -           -              -              -               -      (5,625,768)         (5,625,768)
                            -----       -----      ---------     ----------    ------------     -----------        ------------
Balance, December 31, 1997  5,000      $5,000      4,577,000     $4,577,000    $(13,557,000)    $(5,625,768)       $(14,600,768)
                            =====      ======      =========     ==========    ============     ===========        ============




         The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          191 day            174 day     |
                                                        period ended      period ended   |    Year ended        Year ended
                                                        December 31,        June 23,     |   December 31,      December 31,
                                                           1997               1997       |      1996              1995
                                                        -----------       ------------   |   -----------       -----------
                                                                                         |
CASH FLOWS FROM OPERATING ACTIVITIES:                                                    |
                                                                                         |
     Net (loss) income                                  $(5,625,768)      $  1,488,116   |   $ 1,370,523       $ 1,375,917
     Noncash items included in income:                                                   |
       Provision for bad debts                               50,150             89,609   |            --                --
       Depreciation and amortization                      1,833,977          1,282,510   |     2,570,206         2,401,522
     Decrease in deferred tax                            (3,455,623)                --   |            --                --
     Deferred profit                                             --                 --   |      (119,266)           (4,500)
     Changes in operating working capital (Note 8)        6,674,718         (2,059,667)  |       180,153          (936,139)
                                                        -----------       ------------   |   -----------       -----------
       Cash provided by operations                         (522,546)           800,568   |     4,001,616         2,836,800
                                                        -----------       ------------   |   -----------       -----------
                                                                                         |
                                                                                         |
CASH FLOWS FROM INVESTING ACTIVITIES:                                                    |
                                                                                         |
     (Decreases) increases in other assets               (1,417,165)            62,302   |      (238,627)               --
     Purchases of property and equipment                 (3,005,076)        (1,517,431)  |    (2,448,315)       (3,777,820)
     Net recovery of cost of property and                                                |
       equipment sold or retired                                 --                 --   |        70,807             3,739
     Increase in assets held for sale                    (1,263,309)                --   |            --                --
     Decrease in intangible                                 890,501                 --   |            --                --
     Additions to notes receivable                               --                 --   |      (165,238)         (623,601)
     Reduction in notes receivable                               --          1,185,120   |       739,072           164,776
                                                        -----------       ------------   |   -----------       -----------
       Cash (used for) investing                         (4,795,049)          (270,009)  |    (2,042,301)       (4,232,906)
                                                        -----------       ------------   |   -----------       -----------
                                                                                         |
                                                                                         |
CASH FLOWS FROM FINANCING ACTIVITIES:                                                    |
                                                                                         |
     Net change in notes payable                                 --                 --   |      (551,344)        1,285,673
     Increases in long-term obligations                          --                 --   |       861,072         1,699,222
     Decreases in long-term obligations                          --                 --   |    (2,808,513)       (2,669,609)
     Increases in long-term intercompany                         --                 --   |       571,373           303,910
     Increases in long-term contingency                          --                 --   |       144,179           264,638
     Additional borrowings                                2,398,997          1,514,587   |            --                --
     Proceeds from sale of company                               --         63,524,946   |            --                --
     Repayment of existing debt                                  --        (25,037,262)  |            --                --
     Proceeds to selling shareholders                            --        (38,046,827)  |            --                --
                                                        -----------       ------------   |   -----------       -----------
       Cash provided by (used for) financing              2,398,997          1,955,444   |    (1,783,233)          883,834
                                                        -----------       ------------   |   -----------       -----------
NET (DECREASE) INCREASE IN CASH                          (2,918,598)         2,486,003   |       176,082          (512,272)
CASH, BEGINNING OF PERIOD                                 2,974,688            488,685   |       312,603           824,875
                                                        -----------       ------------   |   -----------       -----------
CASH, END OF PERIOD                                     $    56,090       $  2,974,688   |   $   488,685       $   312,603
                                                        ===========       ============   |   ===========       ===========
                                                                                         |
                                                                                         |
NONCASH FINANCING AND INVESTING                                                          |
                                                                                         |
     ACTIVITIES:                                                                         |
                                                                                         |
     The Company obtained machinery and                                                  |
        equipment through a trade-in                    $        --       $         --   |   $        --       $   351,050
     The Company transferred undeveloped land                                            |
        to inventory                                    $        --       $         --   |   $        --       $    63,955
     The Company satisfied its preferred                                                 |
        stock dividend liability to GHI                                                  |
        through the intercompany account                $   133,085       $    123,227   |   $   256,312       $   256,312
     The Company transferred its investment in                                           |
        GTA to GHI                                      $ 8,975,000       $         --   |   $        --       $        --
                                                                                         |
OTHER INFORMATION                                                                        |
                                                                                         |
     Interest paid in cash                              $ 3,004,840       $    965,117   |   $ 2,029,000       $ 2,100,000
                                                                                         |
     Income taxes paid in cash                          $        --       $    118,090   |   $   192,001       $   413,316

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

(1)      ORGANIZATION, BUSINESS AND LIQUIDITY

Golf Host Resorts, Inc. (the "Company" or "GHR") is engaged in the operation of Innisbrook Westin Resort ("Innisbrook") in Tarpon Springs, Florida and Tamarron Hilton Resort ("Tamarron") in Durango, Colorado (the "Resorts"). The Resorts offer championship quality golf facilities, restaurant and conference facilities, recreational activities including swimming and tennis and related resort facilities. A majority of the condominium apartment owners at the Resorts provide their apartments as resort accommodations under rental pool lease operations. The Resorts are lessees under operating lease agreements, which provide for distribution of a percentage of room revenues, as defined, to participating condominium owners, the lessors.

GHR offered, effective January 1, 1998, a separate Guaranteed Distribution Master Lease Agreement ("GMLA") to Innisbrook participants. Among other things, the GMLA provides for an equal sharing between GHR and Innisbrook participants of Adjusted Gross Revenues and includes as deductions from the Gross Income Distribution a 5.5% Management Fee and a 3% Marketing Fee. GHR will receive an Incentive Fee of 10% of the excess of Gross Revenues over $20,000,000. GHR guarantees that Rent (Net Income Distribution plus Occupancy and Hospitality Suite Fees) will not be less than an amount which approximates the 1996 Gross Income Distribution, as prorated based upon Weighted Days Pool Participation, as defined. The GMLA has a noncancelable term through 2011 with an annual rental pool participation election. At February 28, 1998, 86 condominium owners had elected to remain in the Master Lease Agreement while 816 had elected to participate in the GMLA.

Due to the seasonal nature of the Company's business, the Company expects seasonal cash flow deficits from operations during the third and fourth quarter. Management has evaluated the Company's cash needs and believes cash flow generated from operations during the first and second quarters will be insufficient to meet expected cash requirements through the third and fourth quarters of 1998. Management recognizes that the Company must generate additional resources to assure continuation of the Company's operations and anticipates funding cash flow deficits by obtaining additional financing from lending institutions, entering into a capital sharing agreement with Westin Hotel Company, and/or considering the sale of Tamarron and certain non-operating assets. Management expects these efforts to generate enough cash to cover any deficiency experienced during the year. If necessary, the Company's parent and its shareholders may be asked to make advances to fund operating cash flow deficits.

Golf Host Condominium, Inc. ("GHC"), a wholly-owned subsidiary of the Company, was formed on December 1, 1997. GHC's assets consist of three Innisbrook condominiums previously owned by the Company. A lease agreement between a related party to the Company and GTA is secured by 89.1% of GHC's stock.

Prior to June 23, 1997, the Company was an 80% owned subsidiary of Golf Hosts, Inc. ("GHI"). The minority shareholders of the Company were also GHI's majority shareholders. On June 23, 1997, TM Golf Hosts, Inc. ("TMGHI") acquired all the outstanding shares of GHI and the 20% of the Company's shares not held by GHI. Concurrently, TMGHI and GHI merged with the legal survivor being GHI, which now owns 100% of the Company (the "Acquisition"). The purchase price of the Company was approximately $66,333,000, including assumption of certain liabilities. The transaction was financed by GTA (see note 4) and all previous secured indebtedness was paid, resulting in an approximately $444,000 extraordinary loss on early retirement of debt relating to unamortized debt discounts and related deferred expenses. For financial statement purposes, the Acquisition has been accounted for as a purchase as of June 23, 1997 and accordingly, the purchase price has been allocated based upon the fair value of assets acquired and liabilities assumed as follows:

                  Cash                               $ 2,974,688
                  Accounts receivable                  3,560,495
                  Inventory                            2,989,301
                  Assets held for sale                 6,575,000
                  Other current assets                 5,168,529
                  Fixed assets                        34,851,692
                  Other non-current assets            35,196,630
                                                     -----------
                                                      91,316,335
                  Accounts payable                     8,392,761
                  Deferred income taxes               16,590,181
                                                     -----------
                                                     $66,333,393
                                                     ===========

The Company is negotiating with the former owners certain adjustments to the acquisition price. Adjustments after the final resolution of the purchase price will be reflected as adjustments to intangible assets.

The following table presents the amount assigned to pro forma operating results as if the Acquisition had occurred on January 1, 1996 (unaudited):

                                                          (Unaudited)
                                                 For the year ended December 31,
                                                      1997      |        1996
                                                 ------------   |   ------------
                                                                |
Revenues                                         $ 49,954,000   |   $ 57,711,000
Costs and operating expenses                      (51,481,000)  |    (55,331,000)
Interest, net                                      (7,305,000)  |     (7,022,000)
Net income before taxes                            (8,831,000   |     (4,642,000)
Net income available to common shareholders       (10,079,000)  |     (5,228,000)

The pro forma results are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not purport to be indicative of results that actually would have been obtained had the Acquisition occurred on January 1, 1996, nor are they intended to be a projection of future results. The pro forma results include adjustments relating to interest expense, depreciation, amortization and taxes.

(2) ACCOUNTING POLICIES

FINANCIAL STATEMENTS

Amounts included in these Notes to Consolidated Financial Statements, unless otherwise indicated, are as of December 31, 1997 and 1996, or for the years ended December 31, 1997, 1996 and 1995, respectively, as applicable.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Golf Host Resorts, Inc. and Golf Host Condominium, Inc. All significant intercompany balances and transactions are eliminated in consolidation.

USE OF ESTIMATES

Preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all short-term highly liquid investments with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH

As of December 31, 1997, the Company has $2,238,767 of restricted cash. Restricted cash is designated for payment of the 1997 fourth quarter rental pool distribution. The cash is held in custody by a commercial bank, is restricted as to withdrawal or use and is currently invested in cash and cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable is net of allowances of $50,000 and $43,000 for doubtful accounts at December 31, 1997 and 1996, respectively.

INVENTORIES AND SUPPLIES

The Company records materials and supplies inventories at the lower of first-in, first-out cost or market.

ASSETS HELD FOR SALE

The Company intends to sell certain resort assets (the Tamarron Hilton Resort and a portion of the non-operating assets at Innisbrook) within one year from the date of acquisition. The Tamarron related net assets related to these operations have been recorded at their estimated proceeds, as adjusted for estimated cash flows from operations and estimated interest expense during the holding period on the incremental debt incurred to finance the purchase as required by EITF 87-11. The net loss from operations subsequent to June 23, 1997, related to these assets held for sale of approximately $803,000, and the interest expense of $460,000 on the allocated debt, have been excluded from the current year's consolidated statement of earnings. Tamarron generated a net loss in the current period. The impact of the sale will have a positive impact on earnings and liquidity. Additionally, $1,200,000 of land of Innisbrook is included in assets held for sale, which approximates fair value, at December 31, 1997. It is intended to be sold within the next year and would have a positive impact on liquidity.

REAL ESTATE DEVELOPMENT COSTS

Prior to the Acquisition, real estate development costs related to development of Tamarron-Highpoint and Pine Ridge residential homesites were carried at the lower of cost or net realizable value (estimated selling price in the normal course of business less estimated costs of completion, holding and disposal). Development costs include the original cost of land, engineering, surveying, road construction, utilities, interest and other costs. Development costs were allocated to individual parcels and lots using the relative sales value method.

Approximately $986,000 and $898,000 related to the Estates at Tamarron-Pine Ridge are included in asset held for sale and inventory, respectively, in 1997 and 1996. Estates at Tamarron-Pine Ridge consists of nine homesites, two of which were sold and closed during 1996. In addition, the Company previously developed Estates at Tamarron-Highpoint which comprised nine homesites. All of these homesites were sold, with the last closing in January 1997.

OTHER ASSETS

The other asset balance consists of costs associated with the change in management of Innisbrook to Westin. These costs are being amortized over a five year term.

REVENUE RECOGNITION

Revenue from resort operations is recognized as the related service is performed. Profit is recognized on real estate sales either when the closing occurs, or under the installment sales or cost recovery methods, as appropriate.

MANAGEMENT AGREEMENTS

Westin Hotel Company ("Westin") became manager of Innisbrook effective July 15, 1997, for a 20 year term unless terminated earlier. Under the management agreement, Westin receives annual management fees and certain cost reimbursements. Westin will also receive a portion of actual earnings above specified levels, as defined, and guarantees certain amounts as discussed in
Note 10.

Hilton Hotels Corporation ("HHC"), the previous manager of Innisbrook, has managed Tamarron since December 1995. Under the related agreement, whose term is 20 years with provisions for earlier termination by either party, HHC receives annual management fees and certain cost reimbursements. HHC will receive a portion of actual earnings above specified levels, as defined.

INTERCOMPANY ALLOCATIONS AND ADVANCES

GHI charges the Company administrative and other expenses based on estimated time and expenses incurred. Amounts charged were approximately $140,000, $451,000, $656,000 and $970,000 for the 191 days ended December 31, 1997, 174 days ended June 23, 1997 and for the years ended December 31, 1996 and 1995, respectively, of which $31,000 was payable to GHI at December 31, 1997.

The Company has three affiliates, Golf Host Securities, Inc. (Securities) and Golf Host Development, Inc. (Development), both of which are wholly owned subsidiaries of GHI, and Golf Host Realty, Inc. (Realty), a 70% owned subsidiary of Securities. Securities and Realty are engaged in brokerage activity with respect to resale of condominiums at Innisbrook and Tamarron, respectively. Realty also serves as agent for selling Estates at Tamarron residential homesites. Development is presently inactive.

GHI is a wholly owned subsidiary of Golf Host Holdings, Inc. The majority shareholders of Golf Host Holdings, Inc. are majority shareholders of Lost Oaks, Inc., which is the general partner in Lost Oaks, L.P. Lost Oaks, L. P. manages an 18 hole golf course, Lost Oaks of Innisbrook, formerly known as Tarpon Woods, which is located near Innisbrook. The Company provides services to Lost Oaks, including payroll, accounting, purchasing and operations and cash management. The Company is reimbursed for these services at approximately cost.

PARTICIPATING RENTAL UNITS

Revenue includes rental revenues from condominium units owned by third parties participating in the rental pool lease operations. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, interest, real estate taxes and maintenance would have been incurred. Instead, costs and operating expenses include distributions of approximately $3,042,000, $4,932,000, $9,783,000 and $9,358,000 for the 191
days ended December 31, 1997, 174 days ended June 23, 1997 and for the years ended December 31, 1996 and 1995, respectively, to the rental pool participants.

INTEREST, NET

The Company's cash management policy is to utilize cash resources to minimize net interest expensed, through either temporary cash investments or reductions in existing interest-bearing obligations. Accordingly, temporary cash investments and interest income vary from period to period. Interest expense is net of interest income of approximately $143,000, $79,000, $154,000 and $257,000 for the 191 days ended December 31, 1997, 174 days ended June 23, 1997, and for the years ended December 31, 1996 and 1995, respectively.

EMPLOYEE BENEFIT PLANS

GHI maintains a defined contribution Employee Thrift and Investment Plan (the
Plan) which provides retirement benefits for all eligible employees who have elected to participate. Employees must fulfill a one year service requirement to be eligible. Employees may contribute a percentage of their compensation, as defined, to the Plan with the Company matching the lesser of one-half of the first 4% or $400 per employee annually. Effective January 1, 1998, the Company will match one-half of the first 6% annually. Company contributions approximated $52,000, $61,000, $120,000 and $130,000 for the 191 days ended
December 31, 1997, 174 days ended June 23, 1997 and for the years ended December 31, 1996 and 1995, respectively, and are fully funded.

Prior to the Acquisition, GHI provided a supplemental retirement income plan for officers who met certain eligibility requirements upon retirement. The Company included its portion of the related liability in long-term obligations. At the acquisition date this plan was terminated, with the amount accrued paid to those officers who participated in the plan at that time.

During 1995, the Company's parent terminated its self-funded employee health insurance plan. The 1995 and 1996 statements of operations include approximately $277,000 and $15,000, respectively, of related termination costs in costs and operating expenses.

INCOME TAX ALLOCATION AND SHARING POLICY

The Company joins with GHI in filing consolidated income tax returns. For financial reporting purposes, GHI has an income tax allocation and sharing policy which defines the manner in which income tax charges and benefits are allocated among GHI and its affiliates. The policy provides that the Company's charge (benefit) from GHI for income taxes is based on each affiliate's taxable income before income tax multiplied by the blended federal and states statutory tax rate.

For 1996 and previous, income taxes are credited to the long-term intercompany liability to GHI as incurred and GHI accepted future liability for the payment of the Company's deferred income taxes when due.

EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), effective December 31, 1997. SFAS 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. The Company had no dilutive potential common shares outstanding for any of the periods presented. As such, dilutive earnings per share is equal to basic earnings per share for each of the periods indicated. All prior years' earnings per share data are presented to reflect the new standard's provisions.

(3) PROPERTY AND EQUIPMENT

     Components of property and equipment are as follows:

                                                   1997      |        1996
                                              ------------   |   ------------
                                                             |
Undeveloped land                              $         --   |   $  1,327,284
Land and land improvements                       5,688,625   |      6,362,888
Buildings                                       11,583,624   |     22,598,173
Golf courses and recreational facilities         9,601,395   |     10,185,110
Machinery and equipment                          7,175,030   |     25,780,867
Construction in progress                         2,687,915   |        110,817
                                              ------------   |   ------------
                                                36,736,589   |     66,365,139
Less - accumulated depreciation                 (1,011,338)  |    (26,326,817)
                                              ------------   |   ------------
                                              $ 35,725,251   |   $ 40,038,322
                                              ============   |   ============

The Company provides depreciation for financial reporting purposes using the straight-line unit method for buildings, vehicles and certain golf course and recreational facilities and the straight-line composite method for the other components. Estimates of useful lives used in computing annual depreciation are as follows:

                                             LIFE IN YEARS
                                             -------------
   Land improvements                            28 to 30
   Buildings                                       50
   Recreational facilities                         30
   Machinery and equipment                      10 to 15

Costs of maintenance and repairs of property and equipment used in operations are charged to expense as incurred, while renewals and betterments are capitalized. When properties are replaced, retired or otherwise disposed, the costs are deducted from the asset and accumulated depreciation accounts. Gains or losses on sales or retirements of buildings, vehicles and certain golf course and recreational facilities are recorded in income. Gains or losses on sales or retirements of all other property and equipment are recorded in the applicable accumulated depreciation accounts in accordance with the composite method.

Construction in progress ("CIP") consists of costs incurred during the construction of an additional nine holes of golf. Interest costs of approximately $88,000 related to financing construction were capitalized and are included in the CIP balance at December 31, 1997.

Depreciation expense of $1,011,338, $1,290,000, $2,570,000 and $2,402,000 was
recorded for the 191 days ended December 31, 1997, 174 days ended June 23, 1997 and the years ended 1996 and 1995, respectively.

(4) INTANGIBLE ASSETS

As discussed in Note 1, the purchase price of the Company has been allocated to assets based upon their estimated fair value at Acquisition date. In conjunction therewith a resort intangible of approximately $34,000,000, relating to acquiring an existing operating resort property, was recorded and is being amortized on a straight-line basis over 20 years. Amortization expense for all intangible assets was approximately $848,000 for the 191 days ended December 31, 1997.

(5) ACCRUED EXPENSES

Components of accrued expenses are as follows:

                                       1997      |      1996
                                    ----------   |   ----------
                                                 |
Rental pool lease distribution      $1,821,803   |   $2,134,459
Salaries                             1,146,127   |    1,456,267
Taxes, other than income taxes         862,562   |      242,820
Other                                1,721,996   |      744,435
                                    ----------   |   ----------
                                    $5,552,488   |   $4,577,981
                                    ==========   |   ==========


(6) NOTE PAYABLE

                                                                     1997      |        1996
                                                                 -----------   |   ------------
                                                                               |
Note payable                                                                   |
  Under a $6,000,000 line of credit limited to a percentage                    |
   of qualifying accounts receivable and inventories, with                     |
   interest at prime (8.25% at December 31, 1996), due on                      |
   demand. Approximately $3,786,000 was available for                          |
   immediate use at December 31, 1996                            $       N/A   |   $    734,429
                                                                 ===========   |   ============
                                                                               |
Long-term obligations                                                          |
  Participating mortgage note at varying pay                                   |
   rates maturing in 2027                                        $69,975,000   |   $         --
                                                                               |
  $9,000,000 participating mortgage note                                       |
   credit facility                                                 3,024,163   |             --
                                                                               |
  Mortgage note at 6.34%, maturing in 2002                         5,000,000   |             --
                                                                               |
  Mortgage notes at varying rates, ranging from 8.05%                          |
   to 9%, maturing from 1998 to 2007                                      --   |     15,487,194
                                                                               |
  Equipment revolving credit line at prime, maturing                           |
   serially to 2001.  $1,108,272 available for use at                          |
   December 31, 1996                                                      --   |      3,891,728
                                                                               |
  A $2,000,000 revolving credit line at 9%, maturing in                        |
   2007                                                                   --   |      1,368,000
                                                                               |
  Other                                                                   --   |        286,386
  Unamortized debt discount and expense                                   --   |       (467,000)
                                                                 -----------   |   ------------
                                                                  77,999,163   |     20,566,308
  Less - current maturities                                               --   |     (2,788,764)
                                                                 -----------   |   ------------
                                                                 $77,999,163   |   $ 17,777,544
                                                                 ===========   |   ============

Concurrent with the Acquisition described in Note 1, the Company obtained a $78,975,000 loan from GTA. The loan has two primary components; a $69,975,000 participating mortgage note and a $9,000,000 credit facility. The loan is secured by substantially all the Company's assets and is guaranteed by GHI.

The participating mortgage note was used to finance the Company's Acquisition and the purchase of GTA stock, as discussed below. The participating mortgage note calls for initial annual interest payments of $6,739,063 with an annual 5% interest escalator commencing January 1, 1998 (prorated to 2.616% for 1998) and continuing each year through 2002. Interest, payable monthly, has been recorded using the effective interest method and the effective interest rate is approximately 11.5% over the life of the loan. In addition, the participating mortgage note calls for participation payments based upon levels of revenue, as defined, of the Innisbrook property, adjusted for inflation ($15,701,000 for the 191 days ended December 31, 1997). The Company incurred no participating interest for the 191 days ended December 31, 1997.

The $9,000,000 credit facility is used to finance the Company's capital plan for continued resort development. This facility bears interest initially at a 9.75% fixed rate with an annual 5% interest escalator commencing January 1, 1998 (prorated to 2.616% for 1998) and continuing each year through 2002.

As of December 31, 1997, the participating mortgage note was fully funded, and $3,024,163 was outstanding under the credit facility. Loan principal is due at maturity on June 23, 2027. Upon expiration or earlier termination of the participating mortgage note, GTA has the option to purchase Innisbrook at fair market value. The Company incurred interest expense of $3,808,050 on the GTA debt during the 191 days ended December 31, 1997, of which $1,273,608 was payable at December 31, 1997.

The Company obtained a $5,000,000 mortgage note on June 20, 1997 from the seller as a part of the sale transaction. Note proceeds are expected to be used to fund the Company's operations during seasonal cash flow shortages. Unused proceeds are held by the parent company on behalf of the Resorts and amount to approximately $1,800,000 at December 31, 1997. The note bears interest at a fixed rate of 6.34% with interest payable quarterly. The Company incurred interest expense of $167,619 during the 191 days ended December 31, 1997, of which $10,422 was payable at December 31, 1997. Annual principal payments under this note for the next five fiscal years are as follows:

                  YEAR                         AMOUNT
                  ----                       ----------
                  1998                       $       --
                  1999                               --
                  2000                          500,000
                  2001                          500,000
                  2002                        4,000,000
                                             ----------
                                             $5,000,000
                                             ==========

The Company incurred aggregate interest costs of $1,023,481 on debt during the 174 days ended June 23, 1997.

As a condition under the loan agreement with GTA, the Company acquired 159,326 common shares of Golf Trust of America, Inc. (the 100% owner of GTA) and 274,000 Operating Partnership Units ("OPU") in GTA for $8,975,000 with an option to acquire an additional 150,000 OPU at a fixed price (the "investment"). The loan agreement restricts the Company's ability to sell the investment until certain Company operating results, as defined, are obtained. The Company distributed the investment in GTA to its parent upon acquisition.

Substantially all assets of the Resorts are pledged as collateral.

(7) INCOME TAXES

The provision for income taxes consists of the following:

                                           FOR THE 174 DAY PERIOD     FOR THE 191 DAY PERIOD
                                             ENDED JUNE 23, 1997      ENDED DECEMBER 31, 1997
                                           ----------------------     -----------------------
Charges to operations:
  Current income tax (benefits) expense
     Federal                                     $   337,163                 $(2,951,811)
     State                                            70,605                    (509,631)
                                                 -----------                 -----------
                                                     407,768                  (3,461,442)
                                                 -----------                 -----------

  Deferred income tax expense (benefit):
     Federal                                         346,458                     239,091
     State                                            58,174                      40,146
                                                 -----------                 -----------
                                                     404,632                     279,237
                                                 -----------                 -----------

Total income tax expense (benefit)               $   812,400                 $(3,182,205)
                                                 ===========                 ===========

The provision for the 174 day period ended June 23, 1997 of $812,400 includes the tax benefit of $155,400 to the loss on the early extinguishment of the long term debt.

The following table reconciles total income tax expense (benefit) to an amount produced by multiplying pretax income by the 37.5% blended federal and states' statutory rate.

                                              FOR THE YEAR ENDED
                                              DECEMBER 31, 1997
                                              -----------------
Tax computed at the federal statutory rate      $(2,167,286)
Increase (decrease) in tax from:
  State income taxes, net                          (227,183)
  Meals and entertainment                            24,664
                                                -----------
Total income tax expense (benefit)              $(2,369,805)
                                                ===========

Deferred income tax consists of the following:

                                                        FOR THE YEAR ENDED
                                                        DECEMBER 31, 1997
                                                        -----------------
Deferred income tax asset:
  Net operating loss                                      $  2,193,418
  Deferred revenue and other accrued liabilities               535,034

Deferred income tax liability:
  Basis difference in property and intangible assets       (15,611,614)
  Other                                                       (251,396)
                                                          ------------
Total deferred income tax liability                       $(13,134,558)
                                                          ============

The Company files a consolidated tax return with related parties. Tax expense or benefit is allocated based on the consolidated group's tax sharing agreement.

No valuation allowance has been provided on deferred tax assets as management believes it is more likely than not that such assets will be realized.

Under the Internal Revenue Code, if certain substantial changes in the Company's ownership occur, there are annual limitations on utilization of loss carryforwards.

(8) CHANGES IN WORKING CAPITAL

(Increases) decreases in working capital other than cash are as follows:

                              191 DAY PERIOD     174 DAY PERIOD  |
                                  ENDED              ENDED       |
                             DECEMBER 31, 1997   JUNE 23, 1997   |      1996            1995
                             -----------------   -------------   |   ---------       ---------
                                                                 |
Accounts receivable             $(1,961,883)      $   730,004    |   $  91,569       $(708,251)
Inventories and supplies          1,089,703         2,134,665    |    (731,468)         32,164
Prepaid expenses and other           15,792           255,765    |     251,132          16,724
Intercompany                      1,847,954        (3,980,882)   |    (156,857)       (260,038)
Accounts payable                  6,185,289          (589,271)   |     347,650         429,351
Accrued expenses                    470,396           504,111    |     303,896         (42,334)
Deposits and prepaid fees         1,266,234        (1,114,059)   |      74,231        (403,755)
Restricted cash                  (2,238,767)               --    |          --              --
                                -----------       -----------    |   ---------       ---------
                                $ 6,674,718       $(2,059,667)   |   $ 180,153       $(936,139)
                                ===========       ===========    |   =========       =========

(9) COMMITMENTS AND CONTINGENCIES

The Company, in the normal course of operations, is subject to claims and lawsuits. The Company does not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on the Company's financial position and results of operations.

Exclusive of rental pool payments, operating lease expense for the 191 days ended December 31, 1997, 174 days ended June 23, 1997 and for the years ended December 31, 1996 and 1995, respectively, approximated $60,884, $37,420, $156,000 and $160,000 and there were no contingent rentals or operating subleases. No significant operating leases extend beyond one year.

LONG-TERM CONTINGENCY AND ADVANCE

Effective with the Acquisition, liabilities and receivables associated with the contingencies and advances discussed below were assumed by the former shareholders.

In prior years, the Company drew $1,721,000 under the Innisbrook HHC agreement primarily to acquire GHR property and equipment. Interest amounting to $403,462 was accrued at 8% per annum on this amount and included in long-term contingency.

In addition, the Company was funded $2,900,000 under the Innisbrook and Tamarron HHC agreements for life safety equipment. The Company in turn advanced approximately $1,700,000 and $1,200,000 to the Innisbrook Rental Pool and the Tamarron Association of Condominium Owners, Inc., respectively, for life safety equipment on terms similar to the HHC advances. Effective with the Acquisition, the amounts remaining under these liabilities and receivables were assumed by the former shareholders.

WESTIN GUARANTEE AND CONTINGENCY

As part of the terms of the new management agreement for Innisbrook, Westin guaranteed a minimum cash flow to Innisbrook. The terms of the agreement provide that if incentive cash flow, as defined, is less than the minimum annual payment, as defined, for the operating year, then Westin will advance Innisbrook the shortage up to $2.5 million, with the advance being repayable when the Company has available cash, as defined. In addition, Westin will share in revenues of Innisbrook above defined amounts. At December 31, 1997, Innisbrook had a net payable to Westin of $2,611,511 for cash advances received and Westin's share of operating revenues.

(10) SUBSEQUENT EVENTS

On April 2, 1998, GTA permitted the Company to obtain a working capital line of credit by releasing its lien on the Innisbrook accounts receivable. The Company is currently negotiating with a major financial institution regarding the terms and conditions of the working capital line. As part of the agreement between GTA and the Company, the net proceeds from the sale of Tamarron and the Innisbrook land (as described in Note 1) will be used to pay down the working capital line, and the working capital line will be reduced to a predetermined amount.

In April, the Company signed an agreement under which Westin will provide 50% of the funding for approved capital expenditures incurred subsequent to the Acquisition in excess of $6,000,000, plus capital reserve requirements, as defined.

On April 17, 1998, the Company filed an election with the Internal Revenue Service to change its tax status to a qualified subchapter S subsidiary effective February 3, 1998. On this effective date, substantially all deferred tax liability, exclusive of that which is associated with built-in gain, will be removed from the balance sheet.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To Golf Host Resorts, Inc., and the Lessors of the
Innisbrook Rental Pool Lease Operation

In our opinion, the accompanying balance sheet and the related statement of operations and of changes in participants' fund balance present fairly, in all material respects, the financial position of the Innisbrook Rental Pool Lease Operation at December 3l, 1997, and the results of its operations and the changes in participants' fund balance for the year ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the rental pool's operators; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of Innisbrook Rental Pool Lease Operation for the years ended December 31, 1996 and 1995, were audited by other independent accountants whose report dated March 21, 1997 expressed an unqualified opinion on the statements.

/s/Price Waterhouse LLP

Tampa, Florida
April 8, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To Golf Host Resorts, Inc., and the Lessors of the Innisbrook Rental Pool Lease
Operation:

We have audited the accompanying balance sheets of INNISBROOK RENTAL POOL LEASE OPERATIONS (Note 1) as of December 31, 1996 and 1995, and the related statements of operations and changes in participants' fund balances for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Innisbrook Rental Pool Lease Operations as of December 31, 1996 and 1995, and the results of its operations and its changes in its participants' fund balances for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                    ARTHUR ANDERSEN LLP

Tampa, Florida, March 21, 1997

                     INNISBROOK RENTAL POOL LEASE OPERATION
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                DISTRIBUTION FUND

                                                                      1997            1996
                                                                   ----------      ----------
                                     ASSETS

RECEIVABLE FROM GOLF HOST RESORTS, INC
     FOR DISTRIBUTION - FULLY SECURED                              $1,808,040      $1,938,129
INTEREST RECEIVABLE FROM MAINTENANCE
     ESCROW FUND                                                       28,652          22,045
                                                                   ----------      ----------
                                                                   $1,836,692      $1,960,174
                                                                   ==========      ==========

                   LIABILITIES AND PARTICIPANTS' FUND BALANCE

DUE TO PARTICIPANTS FOR DISTRIBUTION                               $1,375,107      $1,316,480
DUE TO MAINTENANCE ESCROW FUND                                        274,972         302,506
RESERVE FOR ESTIMATED LIFE-SAFETY
     REIMBURSEMENT                                                    186,613         341,188
PARTICIPANTS' FUND BALANCE                                                 --              --
                                                                   ----------      ----------
                                                                   $1,836,692      $1,960,174
                                                                   ==========      ==========

                             MAINTENANCE ESCROW FUND

                                     ASSETS

CASH AND CASH EQUIVALENTS                                          $1,710,216       1,580,919
INVENTORIES                                                                --              --
RECEIVABLE FROM DISTRIBUTION FUND                                     274,972         302,506
INTEREST RECEIVABLE                                                    27,992          19,856
                                                                   ----------      ----------
                                                                   $2,013,180      $1,903,281
                                                                   ==========      ==========

                   LIABILITIES AND PARTICIPANTS' FUND BALANCE

ACCOUNTS PAYABLE                                                   $   55,905      $  108,391
INTEREST PAYABLE TO DISTRIBUTION FUND                                  28,652          22,045
CARPET CARE RESERVE                                                    27,007          38,430
PARTICIPANTS' FUND BALANCE                                          1,901,616       1,734,415
                                                                   ----------      ----------
                                                                   $2,013,180      $1,903,281
                                                                   ==========      ==========

                     INNISBROOK RENTAL POOL LEASE OPERATION
                            STATEMENTS OF OPERATIONS

        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

                                DISTRIBUTION FUND

                                               1997               1996               1995
                                           ------------       ------------       ------------
GROSS REVENUES                             $ 14,896,075       $ 15,480,899       $ 14,662,736
                                           ------------       ------------       ------------

DEDUCTIONS:
     Agents' commissions                        322,654            357,441            353,383
     Audit fees                                  12,100             12,100             12,100
                                           ------------       ------------       ------------
                                                334,754            369,541            365,483
                                           ------------       ------------       ------------
ADJUSTED GROSS REVENUES                      14,561,321         15,111,358         14,297,253

MANAGEMENT FEE                               (6,843,820)        (7,102,338)        (6,719,709)
                                           ------------       ------------       ------------

GROSS INCOME DISTRIBUTION                     7,717,501          8,009,020          7,577,544

ADJUSTMENTS TO GROSS INCOME
  DISTRIBUTION:
     Corporate complimentary
         occupancy fees                          16,828             10,058              8,441
     Occupancy fees                          (1,541,670)        (1,689,670)        (1,343,526)
     Advisory Committee expenses               (106,540)           (96,795)           (89,120)
     Life-safety reimbursement                 (186,613)          (341,188)          (132,635)
                                           ------------       ------------       ------------

NET INCOME DISTRIBUTION                       5,899,506          5,891,425          6,020,704

ADJUSTMENTS TO NET INCOME
  DISTRIBUTION:
     Occupancy fees                           1,541,670          1,689,670          1,343,526
     Hospitality suite fees                      10,328             15,790             11,093
     Greens fees                                 86,354             89,248             91,338
     Additional participation credits            69,825             72,865             75,775
                                           ------------       ------------       ------------

AMOUNT AVAILABLE FOR DISTRI-
     BUTION TO PARTICIPANTS                $  7,607,683       $  7,758,998       $  7,542,436
                                           ============       ============       ============

                     INNISBROOK RENTAL POOL LEASE OPERATION
               STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

                                DISTRIBUTION FUND

                                                   1997              1996              1995
                                               -----------       -----------       -----------
BALANCE, beginning of period                   $        --       $        --       $        --

ADDITIONS:
     Amounts available for distribution
         before life-safety reimbursement        7,794,296         8,100,186         7,675,071
     Interest received or receivable
         from Maintenance Escrow Fund              110,562            82,198            58,209
REDUCTIONS:
     Amounts withheld for Maintenance
         Escrow Fund                            (1,156,262)       (1,263,618)         (671,782)
     Amounts withheld in reserve for
         life-safety reimbursement                (186,613)         (341,188)         (132,635)
     Amounts accrued or paid
         to participants                        (6,561,983)       (6,577,578)       (6,928,863)
                                               -----------       -----------       -----------

BALANCE, end of period                         $        --       $        --       $        --
                                               ===========       ===========       ===========


                             MAINTENANCE ESCROW FUND

                                                   1997              1996              1995
                                               -----------       -----------       -----------
BALANCE, beginning of period                   $ 1,734,415       $ 1,141,259       $   851,207

ADDITIONS:
     Amounts withheld from
         occupancy fees                          1,156,262         1,263,618           671,782
     Interest earned                               110,562            82,198            58,209
     Charges to participants to establish
         or restore escrow balances              1,091,298         1,081,816         1,341,784
REDUCTIONS:
     Maintenance charges                        (1,947,493)       (1,633,437)       (1,644,340)
     Carpet care reserve deposit                   (35,427)          (33,708)          (13,449)
     Interest accrued or paid to
         Distribution Fund                        (110,562)          (82,198)          (58,209)
     Refunds to participants due under
         Master Lease Agreement                    (97,439)          (85,133)          (65,725)
                                               -----------       -----------       -----------

BALANCE, end of year                           $ 1,901,616       $ 1,734,415       $ 1,141,259
                                               ===========       ===========       ===========

                     INNISBROOK RENTAL POOL LEASE OPERATION
                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


(1) RENTAL POOL LEASE OPERATION AND RENTAL POOL LEASE AGREEMENT:

ORGANIZATION AND OPERATIONS

   The Innisbrook Rental Pool Lease Operation (the Rental Pool) consists of condominium apartments at Innisbrook Hilton Resort (Innisbrook) which are provided as resort accommodations by their owners. The condominium owners (Participants) have entered into Annual Rental Pool Lease Agreements (ALAs) and a Master Lease Agreement (MLA), which defines the terms and conditions related to each ALA with Golf Host Resorts, Inc. (GHR), the lessee of the Rental Pool. The MLA and ALAs are referred to collectively as the "Agreements." The ALAs expire at the end of each calendar year and the MLA will remain in effect through December 31, 2001.

   The Rental Pool consists of two funds: the Distribution Fund and the Maintenance Escrow Fund. The Distribution Fund balance sheets primarily reflect amounts receivable from GHR for the Rental Pool distribution payable to Participants by the fund (as discussed below) and amounts due to the Maintenance Escrow Fund. The operations of the Distribution Fund reflect the Participants' earnings in the Rental Pool (as discussed below). The Maintenance Escrow Fund reflects the accounting for certain escrowed assets of the Participants and, therefore, has no operations. It consists primarily of amounts escrowed by Participants or due from the Distribution Fund to meet escrow requirements, the carpet care reserve and amounts payable for maintenance services received.

   Amounts receivable from GHR for distribution to Participants are secured by a secondary interest in certain accounts receivable of GHR. Timely funding is required to the extent that borrowings available to GHR under its accounts receivable financing line of credit (the Line) are less than the amounts due. Upon the sale of GHR on June 23, 1997, the Line was terminated and the amount due from GHR was funded. Subsequent amounts due from GHR were funded in accordance with the terms of the Agreements.

   The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates.

COMPUTATION AND ALLOCATION OF EARNINGS

   Participants and GHR share the Adjusted Gross Revenues of the Rental Pool in accordance with the terms of the Agreements. Adjusted Gross Revenues consist of revenues earned from rental of condominium apartments, net of agents' commissions (not to exceed 5.5% of Gross Revenues, as defined in the Agreements) and audit fees. GHR receives a Management Fee equal to 47% of Adjusted Gross Revenues.

   Each Participant receives a fixed Occupancy Fee, based on apartment size, for each day of occupancy. After allocation of Occupancy Fees, the balance of Adjusted Gross Revenues, net of the Management Fee and adjustments, is allocated proportionately to Participants, based on the Participation Factor as defined in the Agreements.

   Corporate complimentary occupancy fees are rental fees paid by GHR for complimentary rooms unrelated to Rental Pool operations.

   GHR has offered, effective January 1, 1998, a separate Guaranteed Distribution Master Lease Agreement (GMLA) to Participants. Among other things, the GMLA provides for an equal sharing between GHR and its Participants of Adjusted Gross Revenues and includes as deductions from the Gross Income Distribution an additional 5.5% Management Fee and a 3% Marketing Fee. GHR will receive an Incentive Fee of 10% of the excess of Gross Revenues over $20,000,000. The GMLA guarantees that Rent (Net Income Distribution plus Occupancy and Hospitality Suite Fees) shall not be less than an amount which approximates the 1996 Gross Income Distribution, as prorated based upon Weighted Days Pool Participation, as defined. The GMLA also guarantees a noncancelable term through 2011 with an annual rental pool participation election. At February 28, 1998, 86 condominium owners had elected to remain in the MLA while 816 had elected to participate in the GMLA.

   Owners who purchased units prior to January 1, l991 and who participate in the Rental Pool for at least 50% of the year or 50% of the time they owned their unit receive Additional Participation Credits. Participation in greens fees is restricted to original condominium apartment owners who executed purchase agreements for certain units prior to April 13, 1972. Greens fees and Additional Participation Credits are requirements of agreements other than the current Agreements; these amounts are included in Adjustments to Net Income Distribution of the Rental Pool as this treatment is consistent with the method utilized by GHR to pay such amounts to the applicable Participants. Additional Participation Credits and greens fees participation are not available under the GMLA.

MAINTENANCE ESCROW FUND ACCOUNTS

   The Agreements provide that 75% of the Occupancy Fees earned by each Participant is to be deposited in such Participant's Maintenance Escrow Fund account. This account provides funds for payment of amounts which are due from Participants under the Agreements for maintenance and refurbishment services. When the balance of the Participant's Maintenance Escrow Fund account exceeds 75% of the defined furniture replacement value the excess is refunded to the Participant. Should a Participant's balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to an adequate level. The GMLA provides for a 90% Occupancy Fee deposit into the Participant's Maintenance Escrow Fund account until the balance in the account equals the total anticipated charges for maintenance, repair and refurbishing of the unit.

   A percentage of the Occupancy Fees is deposited into the Carpet Care reserve in the Maintenance Escrow Fund which will bear the expenses of carpet cleaning for all Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually. The amounts expended for carpet care were $46,850, $38,170 and $39,675 for 1997, 1996 and 1995, respectively. Under the GMLA, this separate reserve has been eliminated.

   GHR, under the direction of the Lessors' Advisory Committee and in compliance with restrictions in the MLA, invests maintenance escrow funds on behalf of the Participants. The Lessors' Advisory Committee consists of nine Participants elected to advise GHR in Rental Pool matters. Income earned on these investments is allocated proportionately to Participants'

Maintenance Escrow Fund accounts and paid quarterly through the Distribution Fund. Included in cash and cash equivalents at December 31, 1997 are certificates of deposit of $1,380,000 at cost, maturing between February 26, 1998 and May 21, 1999, and bearing interest at rates from 5.35% to 6.15%, with the remainder being held in a money market account.

(2) AFFILIATE OWNED CONDOMINIUM APARTMENTS:

   Golf Host Condominium, Inc., a wholly owned subsidiary of GHR, owns three condominium apartments. Its apartments which participated in the Rental Pool did so in the same manner as all others.

(3) COMMITMENTS AND CONTINGENCIES:

   Hilton Hotels Corporation (HHC) managed Innisbrook from April 1993 to July 15, 1997, at which time the management was changed to Westin Hotel Company. In connection with the HHC agreement, HHC funded the cost of certain special projects and property improvements, including installation of life-safety equipment in condominium units participating in the Rental Pool and related common areas. Separately, the Rental Pool agreed to reimburse GHR the cost of installing the life-safety equipment, including reimbursements to condominium apartment owners for previously installed equipment, in an amount equal to $1,779,000, plus interest at 7.75% per annum for no more than five years on each related draw thereunder. Payments were required for years in which the Amount Available for Distribution to Participants exceeded $7,375,000 in an amount equal to 50% of such excess. Participants withdrawing from the Rental Pool for any reason, other than a sale, before the obligation to GHR had been fully repaid were required to immediately pay their proportionate share of the unpaid balance. In l996 and 1995, repayment requirements of $362,593 and $150,036, respectively, resulted, yielding a balance of $1,591,341. Under the terms of the related agreement, the Rental Pool was not obligated to reimburse GHR if the management agreement between HHC and GHR was terminated. Therefore, effective with the July 15, 1997 change in management, the obligation of the Rental Pool to continue to make reimbursements ceased. The former shareholders of GHR retained all notes receivable, including the amount due from the Rental Pool, and have disputed the termination. The outcome of this matter is uncertain at this time. Pending the resolution of this matter, potential payments to the former shareholders are being held in escrow by GHR.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To Golf Host Resorts, Inc. and the Lessors of the
Tamarron Rental Pool Lease Operation

In our opinion, the accompanying balance sheet and the related statements of operations and of changes in participants' fund balance present fairly, in all material respects, the financial position of the Tamarron Rental Pool Lease Operation at December 31, 1997, and the results of its operations and the changes in participants' fund balance for the year ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the rental pool's operators; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of the Tamarron Rental Pool Lease Operation for the years ended December 31, 1996 and 1995 were audited by other independent accountants whose report dated March 21, 1997 expressed an unqualified opinion on the statements.

/s/Price Waterhouse LLP

Tampa, Florida
April 8, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To Golf Host Resorts, Inc., and the Lessors of the Tamarron Rental Pool Lease
Operation:

We have audited the accompanying balance sheets of TAMARRON RENTAL POOL LEASE OPERATIONS (Note 1) as of December 31, 1996 and 1995, and the related statements of operations and changes in participants' fund balances for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Tamarron Rental Pool Lease Operations as of December 31, 1996 and 1995, and the results of its operations and its changes in its participants' fund balances for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                    ARTHUR ANDERSEN LLP

Tampa, Florida, March 21, 1997

                      TAMARRON RENTAL POOL LEASE OPERATION
                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                DISTRIBUTION FUND

                                                                     1997          1996
                                                                   --------      --------
                                     ASSETS

CASH                                                               $  1,000      $  1,000
RECEIVABLE FROM GOLF HOST RESORTS, INC
     FOR DISTRIBUTION                                               154,173       196,330
INTEREST RECEIVABLE FROM MAINTENANCE
     ESCROW FUND                                                        342           454
                                                                   --------      --------
                                                                   $155,515      $197,784
                                                                   ========      ========

                   LIABILITIES AND PARTICIPANTS' FUND BALANCE

DUE TO PARTICIPANTS FOR DISTRIBUTION                               $104,400      $155,505
DUE TO MAINTENANCE ESCROW FUND                                       51,115        42,279
PARTICIPANTS' FUND BALANCE                                               --            --
                                                                   --------      --------
                                                                   $155,515      $197,784
                                                                   ========      ========

                             MAINTENANCE ESCROW FUND

                                     ASSETS

CASH AND CASH EQUIVALENTS                                          $ 56,199      $ 83,576
DUE FROM DISTRIBUTION FUND                                           51,115        42,279
INTEREST RECEIVABLE                                                      --            --
INVENTORY:
     Linen                                                           65,562        86,904
     Materials and supplies                                          16,346         7,737
                                                                   --------      --------
                                                                   $189,222      $220,496
                                                                   ========      ========

                   LIABILITIES AND PARTICIPANTS' FUND BALANCE

ACCOUNTS PAYABLE                                                   $ 23,358      $ 22,494
INTEREST PAYABLE TO DISTRIBUTION FUND                                   342           454
PARTICIPANTS' FUND BALANCE                                          165,522       197,548
                                                                   --------      --------
                                                                   $189,222      $220,496
                                                                   ========      ========

                      TAMARRON RENTAL POOL LEASE OPERATION
                            STATEMENTS OF OPERATIONS

        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

                                DISTRIBUTION FUND

                                           1997              1996              1995
                                       -----------       -----------       -----------
GROSS REVENUES                         $ 3,372,242       $ 3,606,132       $ 3,633,333
                                       -----------       -----------       -----------

DEDUCTIONS:
     Agents' commissions                   127,758           125,209           113,560
     Sales and marketing expenses          269,779           306,520           327,000
     Audit fees                             10,400            10,400            10,400
                                       -----------       -----------       -----------
                                           407,937           442,129           450,960
                                       -----------       -----------       -----------
ADJUSTED GROSS REVENUES                  2,964,305         3,164,003         3,182,373

MANAGEMENT FEE                          (1,482,153)       (1,582,002)       (1,591,186)
                                       -----------       -----------       -----------

GROSS INCOME DISTRIBUTION                1,482,152         1,582,001         1,591,187

ADJUSTMENTS TO GROSS INCOME
  DISTRIBUTION:
     Corporate complimentary
         occupancy fees                      3,580             4,084             2,990
     Occupancy fees                       (344,556)         (304,829)         (307,019)
     Designated items                     (118,109)          (71,150)          (65,275)
     Advisory Committee expenses           (14,943)          (11,136)           (6,425)
                                       -----------       -----------       -----------

POOLED INCOME                            1,008,124         1,198,970         1,215,458

ADJUSTMENTS TO POOLED INCOME:
     Hospitality suite fees                     --                53               105
     Occupancy fees                        344,556           304,829           307,019
                                       -----------       -----------       -----------

NET INCOME DISTRIBUTION                $ 1,352,680       $ 1,503,852       $ 1,522,582
                                       ===========       ===========       ===========

                      TAMARRON RENTAL POOL LEASE OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997


                                DISTRIBUTION FUND

                                                      1997              1996              1995
                                                  -----------       -----------       -----------
BALANCE, beginning of period                      $        --       $        --       $        --

ADDITIONS:
     Amounts available for distribution             1,352,681         1,503,852         1,522,582
     Interest received or receivable from
         Maintenance Escrow Fund                          930             3,261             6,004
REDUCTIONS:
     Amounts withheld for Maintenance
         Escrow Fund                                 (172,285)         (152,416)         (153,513)
     Amounts accrued or paid to participants       (1,181,326)       (1,354,697)       (1,375,073)
                                                  -----------       -----------       -----------

BALANCE, end of year                              $        --       $        --       $        --
                                                  ===========       ===========       ===========


                             MAINTENANCE ESCROW FUND

                                                     1997            1996            1995
                                                  ---------       ---------       ---------
BALANCE, beginning of period                      $ 197,548       $ 328,336       $ 397,655

ADDITIONS:
     Amounts withheld from occupancy fees           172,285         152,416         153,513
     Interest earned                                    930           3,261           6,004
     Reimbursement of designated items              118,109          71,150          65,275
     Charges to participants to establish or
         restore escrow balances                     47,749         276,838         116,398
REDUCTIONS:
     Maintenance and inventory charges             (161,718)       (164,323)       (172,737)
     Refurbishing charges                           (66,602)       (369,161)       (138,476)
     Interest accrued or paid to
         Distribution Fund                             (930)         (3,261)         (6,004)
     Designated items                              (118,108)        (71,150)        (65,275)
     Refunds to participants as prescribed
         by Master Lease Agreement                  (23,741)        (26,558)        (28,017)
                                                  ---------       ---------       ---------
BALANCE, end of period                            $ 165,522       $ 197,548       $ 328,336
                                                  =========       =========       =========

                      TAMARRON RENTAL POOL LEASE OPERATION
                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995

(1) RENTAL POOL LEASE OPERATION AND RENTAL POOL LEASE AGREEMENT:

ORGANIZATION AND OPERATIONS

The Tamarron Rental Pool Lease Operation (the Rental Pool) consists of condominium apartments at Tamarron Hilton Resort which are provided as resort accommodations by their owners. The condominium owners (Participants) have entered into Annual Rental Pool Lease Agreements (ALAs) and a Master Lease Agreement (MLA), which defines the terms and conditions related to each ALA, with Golf Host Resorts, Inc. (GHR), the lessee of the Rental Pool. The MLA and ALAs are referred to collectively as the "Agreements." The ALAs expire at the end of each calendar year and the MLA will remain in effect through December 31, 2003.

The Rental Pool consists of two funds: the Distribution Fund and the Maintenance Escrow Fund. The Distribution Fund balance sheets primarily reflect amounts due from GHR for the Rental Pool distribution payable to Participants by the fund (as discussed below) and amounts due to the Maintenance Escrow Fund. The operations of the Distribution Fund reflect the Participants' earnings in the Rental Pool (as discussed below). The Maintenance Escrow Fund reflects the accounting for certain escrowed assets of the Participants and, therefore, has no operations. It consists primarily of amounts escrowed by Participants or due from the Distribution Fund to meet escrow requirements and inventory to provide for periodic maintenance and repairs to Participants' condominium apartments.

Funding of the estimated amounts receivable from GHR for distribution is due at least weekly to the extent that borrowings available to GHR under its various lines of credit are less than the amounts due to the Distribution Fund. The receivable from GHR as of December 31, 1997, was paid in accordance with the terms of the Agreements.

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates.

COMPUTATION AND ALLOCATION OF EARNINGS

Participants and GHR share the Adjusted Gross Revenues of the Rental Pool in accordance with the terms of the Agreements. Adjusted Gross Revenues consist of revenues earned from rental of condominium apartments net of Sales and Marketing expenses (limited to 8.0%, 8.5% and 9% of Gross Revenues for 1997, 1996 and 1995, respectively), agents' commissions (not to exceed 5.5% of Gross Revenues) and audit fees. GHR receives a Management Fee equal to 50% of Adjusted Gross Revenues.

Each Participant receives a fixed Occupancy Fee, based on apartment size, for each day of occupancy. After allocation of Occupancy Fees, the balance of Adjusted Gross Revenues, net of the Management Fee adjustments, is allocated proportionately to Participants based on the Participation Factor as defined in the Agreements.

Corporate complimentary occupancy fees are rental fees paid by GHR for complimentary rooms unrelated to Rental Pool operations.

MAINTENANCE ESCROW FUND ACCOUNTS

The Agreements provide that 50% of the Occupancy Fees earned by each Participant shall be deposited in such Participant's Maintenance Escrow Fund account. This account provides funds for payment of amounts which are due from the Participant under the Agreements for maintenance and refurbishment services. When the balance of the Participant's Maintenance Escrow Fund account exceeds the maximum specified in the Agreements, the excess shall be refunded to the Participant, as provided in the Agreements. Should a Participant's balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to an adequate level.

Funds deposited in the Maintenance Escrow Fund are invested on behalf of the Participants. Income earned on these investments is allocated proportionately to Participants' Maintenance Escrow Fund accounts and paid quarterly through the Distribution Fund. Cash and cash equivalents at December 31, 1997 consists of an interest bearing demand account.

(2) AFFILIATE-OWNED CONDOMINIUM APARTMENTS:

Through the sale of GHR on June 23, 1997, Golf Host Development, Inc. (an affiliate of GHR), and certain shareholders, directors and officers of GHR and its affiliates from time to time owned condominium apartments which participated in the Rental Pool in the same manner as all others. Subsequent to the sale, no condominium apartments are owned by GHR, its affiliates or the shareholders, directors or officers thereof.

(3) LINEN AND MATERIALS AND SUPPLIES INVENTORY:

Linen amortization and the cost of Participants' actual usage of certain supplies, collectively referred to as Designated Items, are charged to all Participants as a group and allocated to Participants based upon their Participation Factors. Linen inventory is stated at cost, less accumulated amortization of $109,567 and $59,237 at December 31, 1997 and 1996, respectively. Linen Amortization is computed on the straight-line method over an estimated useful life of 48 months.

Materials and supplies inventories consist primarily of minor apartment furnishings and appliances carried at cost, determined on a first-in, first-out basis. The cost of such items, not considered Designated Items, are charged to Participants' individual Maintenance Escrow accounts based on actual usage.