Form 10-Q
period 1998-03-31
GOLF HOST RESORTS INC
filed 1998-07-02
CIK 42429

                                 F O R M   10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                              ____________________


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of The Securities Exchange Act of 1934


                              ____________________


                        For Quarter Ended March 31, 1998


                          Commission File No. 2-64309


                            GOLF HOST RESORTS, INC.
                            -----------------------
           (Exact name of registrant as specified in its charter)


             Colorado                              84-0631130
-------------------------------                ------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

36750 US Hwy 19, N, Palm Harbor, FL            34684
--------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

(970)-259-2000
--------------
(Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the
filing requirements for the past 90 days. - Yes    X              No
                                                 -----                -----

         Issuer has no common stock subject to this report.

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                                 BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997



                                     ASSETS
                          (Substantially all pledged)


                                                                MARCH 31,               DECEMBER 31,
                                                                  1998                     1997
                                                              -------------            -------------
                                                               (unaudited)
CURRENT ASSETS:

    Cash                                                    $      57,490             $      56,090
    Restricted cash                                             1,554,036                 2,238,767
    Accounts receivable, net                                    8,658,833                 5,472,228
    Inventories and supplies                                    1,624,809                 1,899,598
    Prepaid expenses and other assets                           1,033,672                   684,497
    Intercompany receivables                                    2,645,546                 2,857,240
                                                            -------------             -------------
                                                               15,574,386                13,208,420

    Assets held for sale                                        9,441,836                 9,038,309
                                                            -------------             -------------

         Total current assets                                  25,016,222                22,246,729

INTANGIBLES, net                                               32,661,540                32,879,352

PROPERTY AND EQUIPMENT, at cost, less
    accumulated depreciation and amortization                  36,595,714                35,725,251

OTHER ASSETS                                                    1,749,691                 1,996,301
                                                            -------------             -------------

                                                            $  96,023,167             $  92,847,633
                                                            =============             =============




       The accompanying notes are an integral part of these financial statements

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                                 BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997


                    LIABILITIES AND SHAREHOLDERS' (DEFICIT)


                                                              MARCH 31,                 DECEMBER 31,
                                                                1998                        1997
                                                            ------------               -------------
                                                            (unaudited)

CURRENT LIABILITIES:

    Accounts payable                                        $  6,702,770               $  7,854,720
    Accrued expenses                                           6,611,276                  5,552,488
    Deposits and prepaid fees                                  2,595,712                  2,907,472
                                                            ------------               ------------

         Total current liabilities                            15,909,758                 16,314,680
                                                            ------------               ------------

LONG-TERM OBLIGATIONS                                         78,650,309                 77,999,163
DEFERRED INCOME TAXES                                         14,127,687                 13,134,558
                                                            ------------               ------------

         Total liabilities                                   108,687,754                107,448,401
                                                            ------------               ------------

SHAREHOLDER'S (DEFICIT)
    Common stock, $1 par, 5,000 shares
         authorized, issued, and outstanding                       5,000                      5,000
    5.6% cumulative preferred
         stock, $1 par, 4,577,000
         shares authorized, issued, and outstanding            4,577,000                  4,577,000
    Paid-in capital                                          (13,557,000)               (13,557,000)
    Retained (deficit)                                        (3,689,587)                (5,625,768)
                                                            -------------              ------------

    Total shareholder's (deficit)                            (12,664,587)               (14,600,768)
                                                            ------------               ------------

    Total liabilities and shareholder's
         (deficit)                                          $ 96,023,167               $ 92,847,633
                                                            ============               ============



       The accompanying notes are an integral part of these financial statements

                    GOLF HOST RESORTS, INC. AND SUBSIDIARY
               (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                             STATEMENTS OF INCOME
                FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997

                                                                  Quarters Ended March 31,
                                                            ---------------------------------------

                                                                 1998                     1997
                                                            -------------            --------------
REVENUES:
    Resort facilities                                        $  7,819,476               $ 6,669,099
    Food and beverage                                           5,005,803                 4,620,490
    Golf                                                        6,148,105                 5,602,045
    Other                                                       2,004,526                 1,898,109
    Real estate activities                                            -                     180,000
                                                             ------------               -----------
                                                               20,977,910                18,969,743
                                                             ------------               -----------
COSTS AND OPERATING EXPENSES:
    Resort facilities                                           5,316,594                 5,278,027
    Food and beverage                                           3,230,373                 3,115,654
    Golf                                                        1,978,194                 1,708,712
    Other                                                       3,895,340                 3,965,077
    General and administrative                                  1,116,676                 1,153,385
    Real estate activities                                            -                      88,629
                                                             ------------               -----------
                                                               15,537,177                15,309,484
                                                             ------------               -----------

OPERATING INCOME                                                5,440,733                 3,660,259

INTEREST, NET                                                   2,240,317                   465,338
                                                             ------------               -----------

INCOME BEFORE INCOME TAX                                        3,200,416                 3,194,921

PARENT INCOME TAX CHARGE                                        1,200,157                 1,202,200
                                                             ------------               -----------

INCOME BEFORE DIVIDEND
  REQUIREMENTS ON PREFERRED STOCK                               2,000,259                 1,992,721

DIVIDEND REQUIREMENTS ON
  PREFERRED STOCK                                                  64,078                    64,078
                                                             ------------               -----------

NET INCOME AVAILABLE
  TO COMMON SHAREHOLDERS                                     $  1,936,181               $ 1,928,643
                                                             ============               ===========

EARNINGS PER COMMON SHARE

                                                             $     387.24               $    385.73
                                                             ============               ===========

                 The accompanying notes are an integral part of these statements

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
          CONSOLIDATED STATEMENTS OF SHAREHOLDER'S (DEFICIT) EQUITY
                 FOR THE FIFTEEN MONTHS ENDED MARCH 31, 1998



                                  $1 Par Value         5.6% Cumulative
                                  Common Stock         Preferred Stock                           Retained           Total
                               -----------------    -----------------------     Paid-In          (Deficit)      Shareholders'
                               Shares    Amount      Shares        Amount       Capital          Earnings     (Deficit) Equity
                               ------    ------     ---------    ----------   ------------     -----------    ----------------
Balance, December 31, 1996      5,000    $5,000     4,577,000    $4,577,000   $  2,329,447     $ 8,157,197      $ 15,068,644
                               ------    ------     ---------    ----------   ------------     -----------      ------------
Notes receivable distribution       -         -             -             -              -      (3,941,666)       (3,941,666)

Net change in equity                -         -             -             -              -       1,364,889         1,364,889
                               ------    ------     ---------    ----------   ------------     -----------      ------------

Balance, June 23, 1997          5,000    $5,000     4,577,000    $4,577,000   $  2,329,447     $ 5,580,420      $ 12,491,867
                                =====    ======     =========    ==========   ============     ===========      ============

Balance, June 24, 1997          5,000    $5,000     4,577,000    $4,577,000   $ (4,582,000)    $         -      $          -

Distribution to shareholder         -         -             -             -     (8,975,000)              -        (8,975,000)

Net change in deficit               -         -             -             -              -      (5,625,768)       (5,625,768)
                                -----    ------     ---------    ----------   ------------     -----------      ------------
Balance, December 31, 1997      5,000    $5,000     4,577,000    $4,577,000   $(13,557,000)    $(5,625,768)     $(14,600,768)

Net income available to
  common shareholder                -         -             -             -              -       1,936,181        (1,936,181)
                                -----    ------     ---------    ----------   ------------     -----------      ------------
Balance, March 31, 1998         5,000    $5,000     4,577,000    $4,577,000   $(13,557,000)    $(3,689,587)     $(12,664,587)
                                =====    ======     =========    ==========   ============     ===========      ============



  The accompanying notes are an integral part of these financial statements.

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                            STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997

                                                                  1998                     1997
                                                              -----------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income before dividend
         requirements on preferred stock                      $ 2,000,259              $ 1,992,721
    Noncash items included in income:
         Depreciation and amortization                            837,264                  645,000
    Increase in deferred tax                                      993,129                 (163,912)
    Changes in operating working capital                       (2,833,567)                (504,349)
                                                              -----------              -----------
         Cash provided by operations                              997,085                1,969,460
                                                              -----------              -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    (Decreases) increases in other assets                         125,485                       -
    Purchases of property and equipment                        (1,350,353)                (585,174)
    Net recovery of cost of property and
         equipment sold or retired                                (18,435)                  13,562
    Increase in assets held for sale                             (403,527)                      -
    Additions to notes receivable                                      -                      (605)
    Reductions in notes receivable                                     -                    69,245
                                                              -----------              -----------
         Cash (used in) investing                              (1,646,830)                (502,972)
                                                              -----------              -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in notes payable                                        -                  (734,329)
    Increases in long-term obligations                                 -                    59,592
    Decreases in long-term obligations                           (355,987)                (795,613)
    Increase in long-term contingency                                  -                    38,505
    Additional borrowings                                       1,007,132                       -
                                                              -----------              -----------
         Cash provided by (used for) financing                    651,145               (1,431,845)
                                                              -----------              -----------
NET INCREASE (DECREASE) IN CASH                                     1,400                   34,643
CASH, BEGINNING OF QUARTER                                         56,090                  488,685
                                                              -----------              -----------
CASH, END OF QUARTER                                          $    57,490              $   523,328
                                                              ===========              ===========


NONCASH FINANCING AND INVESTING
    ACTIVITIES:

The Company satisfied it preferred
    stock dividend liability to GHI
    through the intercompany account                          $    64,078              $    64,078


      The accompanying notes are an integral part of these financial statements.

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997


(1)   ORGANIZATION, BUSINESS, LIQUIDITY AND ACCOUNTING POLICIES

      During the quarter, there was no significant change from the 10-K filing on December 31, 1997.


      Financial Statement Presentation

      Certain reclassifications have been made to the March, 1997 financial statements to conform to the December 1997 presentation.

(2)   LONG-TERM OBLIGATIONS

      Long-term obligations consist of the following:

                                                               MARCH 31,                DECEMBER 31,
                                                                 1998                       1997
                                                             ------------               ------------
      Participating mortgage note at varying pay
           rates maturing in 2027                            $ 69,725,000               $ 69,975,000

      $9,000,000 participating mortgage
           note credit facility                                 4,031,295                  3,024,163

      Mortgage note at 6.34%,
           maturing in 2002.                                    4,894,014                  5,000,000
                                                             ------------               ------------

                                                             $ 78,650,309               $ 77,999,163
                                                             ============               ============



                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For purposes of discussing comparative results of operations for 1998 and 1997, the results of operations of Tamarron, which are included in Assets Held for Sale at March 31, 1998, are included.

Guest occupancy for the quarter, measured in room nights, increased 7.4% from the level of the prior year. On a divisional basis, Innisbrook's occupancy rose 17.3% while Tamarron experienced a decline in occupancy of 34.9%. The sharp decline in Tamarron's occupancy is primarily due to the record snowfalls in New Mexico, which is normally a significant contributor to Tamarron's ski-related winter occupancy.

Revenues from resort operations on a per occupied room basis increased 8.8%, from $376.62 to $409.68. The improved guest spending is primarily attributable to a nearly 20% increase in Innisbrook's average room rate while Tamarron's lower average rate winter occupancy levels declined. Food and beverage and golf revenues also reflected improved spending per occupied room. On a divisional basis, Innisbrook's and Tamarron's revenue per occupied room for the first quarter of 1998 and 1997 were $437.72 and $197.99 as compared to $419.19 and $177.77, respectively. As a result of the improved occupancy and guest spending, total resort operations revenues rose nearly $3.4 million, or 18%. Real estate activities revenue increased to $400,000 in 1998 as compared with $180,000 in 1997. The 1997 amount results from the sale of the last Estates at Tamarron-Highpoint homesite while the 1998 revenue results from the sale of one Estates at Tamarron - Pine Ridge homesite. Six Pine Ridge homesites remain unsold.

Relative to total resort operations revenues, costs and operating expenses declined slightly to 80.6% as compared to 1997's 81.0%. At Innisbrook, increased management fees resulting from the change in the management were offset by the economies of scale attributable to higher occupancy and the reduction in the costs associated with resort facilities revenue. The cost reduction resulted from the new master lease agreement, which yielded an increase in rental pool distribution expense of 3.5% while related resort facilities revenue rose 31.4%. These improvements at Innisbrook were somewhat offset by the decline in operating levels at Tamarron. While Tamarron's resort operations revenues declined 27%, costs and operating expenses as a percentage of revenues rose from 130% to 177%. In addition to lost economies of scale resulting from lower occupancy levels, additional costs were incurred relative to the installation of Troon Golf as manager of the golf course and increased permanent staff in food and beverage and golf.

FINANCIAL CONDITION AND LIQUIDITY

The Company's working capital position (exclusive of Assets Held for Sale) was a deficit of $335,000, as compared to a deficit of $3,106,000 at December 31, 1997. The Company typically experiences seasonal fluctuations in its net working capital position without normally impairing its ability to pay trade creditors in a timely manner and satisfy its financial obligations in an orderly fashion.

However, due to the seasonal nature of the Company's business, the Company expects cash flow deficits from operations during the third and fourth quarters of 1998. The Company has evaluated the cash needs with respect to these deficits and planned capital expenditures and has reason to believe that cash flow generated from operations during the first half of the year will not be sufficient to meet the expected cash needs of the second half of 1998. Management recognizes that the Company must generate additional cash resources to ensure the continuation of operations and anticipates funding any cash flow deficits by obtaining additional financing from lending institutions, deferring certain capital expenditures, sales of investments under appropriate market conditions, sales of certain significant operating and non-operating assets, additional cash advances by the Company's parent and Westin, and the infusion of additional capital by the shareholders of the Company's parent. Management expects these efforts to generate enough cash to cover any cash deficiency experienced during the year. In this vein, the Company has entered into an unsecured capital expenditure sharing agreement with Westin whereby Westin will fund 50% of capital expenditures incurred subsequent to the June 23, 1997 merger transaction in excess of $6,000,000, plus capital reserve requirements as defined. In addition, the Company is negotiating an accounts receivable line of credit with major financial institutions.

While the Company has a substantial retained deficit, based on existing cash levels and the additional cash sources discussed above, the Company assesses its liquidity as satisfactory.

                         PART II - OTHER INFORMATION



Item 1.    Legal Proceedings

           Registrant is not currently involved in material legal proceedings other than ordinary routine litigation incidental to its business.

Item 2.    Changes in Securities

           Not applicable.

Item 3.    Defaults Upon Senior Securities

           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

           Not applicable.

Item 5.    Other Information

           Pursuant to an agreement with the SEC staff, included in this 10-Q filing are unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation for the quarters ended March 31, 1998 and 1997.

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



                            GOLF HOST RESORTS, INC.




Date: 7/1/98                                By: /s/ Merrick Kleeman
     -----------------------------              ------------------------------
                                                Merrick Kleeman
                                                President


Date: 7/1/98                                By: /s/ Richard L. Akin
     -----------------------------              ------------------------------
                                                Richard L. Akin
                                                Vice President and Treasurer

                          RENTAL POOL LEASE OPERATIONS



The following unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation (the Rental Pools) are for the quarters ended March 31, 1998 and 1997.

The operations of the Rental Pools are tied closely to that of Golf Host Resorts, Inc. (the Company), and provide for distribution of a percentage of the Company's room revenues, as defined in the Rental Pool Master Lease Agreements, to participating condominium owners (Participants).

The operations of the Rental Pools are more fully discussed in Form 10-K, for the fiscal year ended December 31, 1997 (File No. 2-64309).

                    INNISBROOK RENTAL POOL LEASE OPERATION
                                BALANCE SHEETS
                           MARCH 31, 1998 AND 1997

                              DISTRIBUTION FUND

                                                                              1998               1997
                                                                          ------------        ----------
                                          ASSETS

RECEIVABLE FROM GOLF HOST RESORTS, INC.
  FOR DISTRIBUTION - FULLY SECURED                                        $  3,081,390        $ 3,093,103
INTEREST RECEIVABLE FROM MAINTENANCE
  ESCROW FUND                                                                   20,976             22,062
                                                                          ------------        -----------
                                                                          $  3,102,366        $ 3,115,165
                                                                          ============        ===========


                                  LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                                         2,583,088          2,561,534
DUE TO MAINTENANCE ESCROW FUND                                                 519,278            371,665
RESERVE FOR ESTIMATED LIFE-SAFETY
  REIMBURSEMENT                                                                   -               181,966
PARTICIPANTS' FUND                                                                -                    -
                                                                          ------------        -----------
                                                                          $  3,102,366        $ 3,115,165
                                                                          ============        ===========

                                 MAINTENANCE ESCROW FUND

                                         ASSETS

CASH AND CASH EQUIVALENTS                                                 $  1,786,060        $ 2,017,075
RECEIVABLE FROM DISTRIBUTION FUND                                              519,278            371,665
INTEREST RECEIVABLE                                                             36,785             25,196
                                                                          ------------        -----------
                                                                          $  2,342,123        $ 2,413,936
                                                                          ============        ===========


                         LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                                          $     60,674        $    20,641
INTEREST PAYABLE TO DISTRIBUTION FUND                                           20,976             22,062
CARPET CARE RESERVE                                                             29,007             41,812
PARTICIPANTS' FUND BALANCES                                                  2,231,466          2,329,421
                                                                          ------------        -----------
                                                                          $  2,342,123        $ 2,413,936
                                                                          ============        ===========


These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                    INNISBROOK RENTAL POOL LEASE OPERATION
                           STATEMENTS OF OPERATIONS
                FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997

                              DISTRIBUTION FUND


                                                                            1998                  1997
                                                                        -----------           -----------
GROSS REVENUES                                                          $ 7,744,819           $ 5,881,665
                                                                        -----------           -----------

DEDUCTIONS:
  Agents' commissions                                                       250,789               102,617
  Credit Card Fees                                                           82,301                     -
  Audit fees                                                                  3,249                 3,100
                                                                        -----------           -----------
                                                                            336,339               105,717
                                                                        -----------           -----------

ADJUSTED GROSS REVENUES                                                   7,408,480             5,775,938
MANAGEMENT FEE                                                           (3,689,868)           (2,714,690)
                                                                        -----------           -----------
GROSS INCOME DISTRIBUTION                                                 3,718,612             3,061,248

ADJUSTMENTS TO GROSS INCOME
  DISTRIBUTION:
     Management Fee                                                        (398,722)                    -
     Marketing Fee                                                         (217,484)                    -
     Miscellaneous pooled expense                                           (25,343)                    -
     Corporate complimentary occupancy fees                                   7,009                 3,920
     Occupancy fees                                                        (583,307)             (495,550)
     Advisory Committee expenses                                             (9,525)              (28,712)
     Life-safety reimbursement                                                    -              (181,966)
                                                                        -----------           -----------

NET INCOME DISTRIBUTION                                                   2,491,240             2,358,940

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
     Occupancy fees                                                         583,307               495,550
     Hospitality suite fees                                                       -                 3,022
     Greens fees                                                              5,523                35,790
     Additional participation credit                                          1,320                17,835
                                                                        -----------           -----------

AMOUNT AVAILABLE FOR DISTRIBUTION
  TO PARTICIPANTS                                                       $ 3,081,390           $ 2,911,137
                                                                        ===========           ===========

Average daily distribution                                              $     42.76           $     39.33
Average room rate                                                       $    161.52           $    143.92
Occupied room nights                                                         47,951                40,867
Available room nights                                                        72,061                74,022
Occupancy percentage                                                           66.5%                 55.2%
Average number of available units                                               801                   822


These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                    INNISBROOK RENTAL POOL LEASE OPERATION
             STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
                FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997

                              DISTRIBUTION FUND


                                                                             1998                1997
                                                                         ------------        ------------
BALANCE, beginning of period                                             $          -        $          -

ADDITIONS:
   Amounts available for distribution
       before life-safety reimbursement                                     3,081,390           3,093,103
   Interest received or receivable from
       Maintenance Escrow Fund                                                 20,976              22,062

REDUCTIONS:
   Amounts withheld for Maintenance Escrow Fund                              (519,278)           (371,665)
   Amounts held in reserve for estimated
       life-safety reimbursement                                                    -            (181,966)
   Amounts accrued or paid to participants                                 (2,583,088)         (2,561,534)
                                                                         ------------        ------------

BALANCE, end of period                                                   $          -        $          -
                                                                         ============        ============

                                                MAINTENANCE ESCROW FUND


BALANCE, beginning of period                                             $  1,901,616        $  1,734,415

ADDITIONS:
   Amounts withheld from occupancy fees                                       519,278             371,665
   Interest earned                                                             20,976              22,062
   Charges to participants to establish
       or restore escrow balances                                              83,803             453,323

REDUCTIONS:
   Maintenance charges                                                       (194,214)           (211,600)
   Carpet care reserve deposit                                                (11,666)            (14,497)
   Interest accrued or paid to Distribution Fund                              (20,976)            (22,062)
   Refunds to participants as prescribed by
       the Master Lease Agreement                                             (67,351)             (3,885)
                                                                         ------------        ------------

BALANCE, end of period                                                   $  2,231,466        $  2,329,421
                                                                         ============        ============


These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                     TAMARRON RENTAL POOL LEASE OPERATION
                                BALANCE SHEETS
                           MARCH 31, 1998 AND 1997

                              DISTRIBUTION FUND

                                                                             1998                1997
                                                                         ------------        ------------
                                                         ASSETS

CASH                                                                     $      1,000        $      1,000
RECEIVABLE FROM GOLF HOST RESORTS, INC.
    FOR DISTRIBUTION                                                          196,299             288,983
INTEREST RECEIVABLE FROM MAINTENANCE
    ESCROW FUND                                                                   402                 253
                                                                         ------------        ------------
                                                                         $    197,701        $    290,236
                                                                         ============        ============

                                       LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                                     $    148,299        $    220,765
DUE TO MAINTENANCE ESCROW FUND                                                 49,402              69,471
PARTICIPANTS' FUND BALANCES                                                         -                   -
                                                                         ------------        ------------
                                                                         $    197,701        $    290,236
                                                                         ============        ============


                                                 MAINTENANCE ESCROW FUND

                                                          ASSETS

CASH AND CASH EQUIVALENTS                                                $     62,030        $     17,588
DUE FROM DISTRIBUTION FUND                                                     49,402              69,471
INTEREST RECEIVABLE                                                                 -                   -
INVENTORY:
  Linen                                                                        51,905             124,704
  Materials and supplies                                                       16,483               9,642
DEPOSITS                                                                            -                   -
                                                                         ------------        ------------
                                                                         $    179,820        $    221,405
                                                                         ============       =============


                                       LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                                         $      7,000        $     10,781
INTEREST PAYABLE TO DISTRIBUTION FUND                                             402                 253
PARTICIPANTS' FUND BALANCES                                                   172,418             210,371
                                                                         ------------        ------------
                                                                         $    179,820        $    221,405
                                                                         ============        ============


These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                     TAMARRON RENTAL POOL LEASE OPERATION
                           STATEMENTS OF OPERATIONS
                FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997

                              DISTRIBUTION FUND

                                                                             1998                 1997
                                                                         -----------          -----------
GROSS REVENUES                                                           $   486,608          $   701,690
                                                                         -----------          -----------

DEDUCTIONS:
  Agents' commissions                                                         49,672               58,047
  Sales and marketing expenses                                                36,496               56,135
  Audit fees                                                                   2,601                2,600
                                                                         -----------          -----------
                                                                              88,769              116,782
                                                                         -----------          -----------

ADJUSTED GROSS REVENUES                                                      397,839              584,908
MANAGEMENT FEE                                                              (198,919)            (292,454)
                                                                         -----------          -----------
GROSS INCOME DISTRIBUTION                                                    198,920              292,454

ADJUSTMENTS TO GROSS INCOME
  DISTRIBUTION:
     Corporate complimentary occupancy fees                                      307                  622
     Occupancy fees                                                          (63,563)             (95,117)
     Designated items                                                        (16,619)             (20,911)
     Advisory Committee expenses                                              (2,927)              (4,093)
                                                                         -----------          -----------

POOLED INCOME                                                                116,118              172 955

ADJUSTMENTS TO POOLED INCOME:
     Hospitality suite fees                                                        -                    -
     Occupancy fees                                                           63,563               95,117
                                                                         -----------          -----------

NET INCOME DISTRIBUTION                                                  $   179,681          $   268,072
                                                                         ===========          ===========


  Average daily distribution                                             $      7.00          $     10.44
  Average room rate                                                      $     78.24          $     73.40
  Room nights                                                                  6,219                9,559
  Occupancy percentage                                                          24.2%                37.2%
  Average number of available units                                              285                  285
  Number of units in Rental Pool at end of period                                295                  297


These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.



                                   Page l6

                     TAMARRON RENTAL POOL LEASE OPERATION
             STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
                FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997

                              DISTRIBUTION FUND

                                                                             1998                  1997
                                                                         ------------          ------------
BALANCE, beginning of period                                             $          -          $          -

ADDITIONS:
  Amounts available for distribution                                          179,681               268,072
  Interest received or receivable from
      Maintenance Escrow Fund                                                     402                   253

REDUCTIONS:
  Amounts withheld for Maintenance Escrow Fund                                (31,784)              (47,560)
  Amounts accrued or paid to participants                                    (148,299)             (220,765)
                                                                         ------------          ------------

BALANCE, end of period                                                   $          -          $          -
                                                                         ============          ============



                                                 MAINTENANCE ESCROW FUND

BALANCE, beginning of period                                            $     165,522            $  197,548

ADDITIONS:
  Amounts withheld from occupancy fees                                         31,784                47,560
  Interest earned                                                                 402                   253
  Reimbursement of designated items                                            16,619                20,911
  Charges to participants to establish
      or restore escrow balances                                              105,272                12,086

REDUCTIONS:
  Maintenance and inventory charges                                           (33,076)              (19,472)
  Refurbishing charges                                                        (91,254)              (22,431)
  Interest accrued or paid to
      Distribution Fund                                                          (402)                 (253)
  Designated items                                                            (16,619)              (20,911)
  Refunds to participants as prescribed
      by Master Lease Agreement                                                (5,830)               (4,920)
                                                                        -------------            ----------


BALANCE, end of period                                                  $     172,418            $  210,371
                                                                        =============            ==========


These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.