Form 10-Q/A
period 1997-06-30
GOLF HOST RESORTS INC
filed 1998-07-15
CIK 42429

                                  FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                              --------------------


                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of The Securities Exchange Act of 1934

                              --------------------


                         For Quarter Ended June 30, 1997

                           Commission File No. 2-64309

                             GOLF HOST RESORTS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                                84-0631130
         --------                                                ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Post Office Box 3131, Durango, Colorado   81302-3131
-----------------------------------------------------
(Address of principal executive offices)   (Zip Code)

(970)-259-2000
--------------
(Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing
requirements for the past 90 days. - Yes X    No
                                        ---     ---
         Issuer has no common stock subject to this report.

                             GOLF HOST RESORTS, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                                 BALANCE SHEETS


                                     ASSETS
                           (Substantially all pledged)

                                                   JUNE 30,     DECEMBER 31,
                                                    1997           1996
                                                 ------------   -----------
                                                 (unaudited)
CURRENT ASSETS:
     Cash                                        $ 2,974,688   $   488,685
     Accounts receivable, net                      3,560,495     4,380,108
     Notes receivable                                     --       163,942
     Inventories and supplies                      2,989,301     5,123,966
     Prepaid expenses and other assets               463,335       956,054
     Intercompany receivables                      4,705,194       724,312
                                                 -----------   -----------

                                                  14,693,013    11,837,067

     Assets held for sale                          6,575,000            --
                                                 -----------   -----------
              Total current assets                21,268,013    11,837,067

INTANGIBLES, net                                  34,617,494            --

PROPERTY AND EQUIPMENT, at cost, less
     accumulated depreciation and amortization    34,851,692    40,038,322

OTHER ASSETS                                         579,136       238,627

LONG-TERM RECEIVABLES                                     --     1,021,178
                                                 -----------   -----------
                                                 $91,316,335   $53,135,194
                                                 ===========   ===========

     The accompanying notes are an integral part of these financial statements.

                             GOLF HOST RESORTS, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                                 BALANCE SHEETS

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

                                                   JUNE 30,     DECEMBER 31,
                                                     1997          1996
                                                 -----------    -----------
                                                 (unaudited)
CURRENT LIABILITIES:
     Accounts payable                            $ 1,669,431     2,258,702
     Accrued expenses                              5,039,693     4,577,981
     Deposits and prepaid fees                     1,641,238     2,755,297
     Notes payable                                        --       734,429
     Maturing long-term obligations                       --     2,788,764
                                                 -----------   -----------

         Total current liabilities                 8,350,362    13,115,173

LONG-TERM OBLIGATIONS                             75,600,166    17,777,544
DEFERRED INCOME TAXES                             16,498,514     4,951,895
LONG-TERM CONTINGENCY                                     --     2,221,938
                                                 -----------   -----------

         Total liabilities                       100,449,042    38,066,550



SHAREHOLDERS' (DEFICIT) EQUITY:
     Common stock, $1 par, 5,000 shares
       authorized, issued and outstanding              5,000         5,000
     5.6% cumulative preferred stock, $1 par,
       4,577,000 shares authorized and
       outstanding                                 4,577,000     4,577,000
     Paid-in capital                             (13,557,000)    2,329,447
     Retained (deficit) earnings                    (157,707)    8,157,197
                                                 -----------   -----------

         Total shareholders' (deficit) equity     (9,132,707)   15,068,644
                                                 -----------   -----------

         Total liabilities and shareholders'
           (deficit) equity                      $91,316,335   $53,135,194
                                                 ===========   ===========


      The accompanying notes are an integral part of these financial statements.

                           GOLF HOST RESORTS, INC.
                             STATEMENTS OF INCOME
               (a wholly owned subsidiary of Golf Hosts, Inc.)
                                 (unaudited)

                                      Seven day         84 day        Quarter       Seven day        174 day       Six months
                                     period ended    period ended      ended       period ended    period ended      ended
                                     June 30, 1997   June 23, 1997  June 30, 1996  June 30, 1997   June 23, 1997 June 30, 1996
                                     -------------   -------------  -------------  -------------   -------------  ------------
REVENUES:
    Resort facilities                 $  346,283     $ 4,106,527    $ 4,174,702    $  346,283     $10,775,626    $10,875,123
    Food and beverage                    275,690       3,485,895      3,746,335       275,690       8,106,385      8,573,951
    Golf                                 236,227       3,745,237      3,665,311       236,227       9,347,282      9,519,704
    Other                                122,733       1,442,607      1,861,398       122,733       3,340,715      4,186,024
    Real estate activities                -               -              -             -              180,000        (14,288)
                                      ----------     -----------    -----------    ----------     -----------    -----------
                                         980,933      12,780,266     13,447,746       980,933      31,750,008     33,140,514
                                      ----------     -----------    -----------    ----------     -----------    -----------

COSTS AND OPERATING EXPENSES:
    Resort facilities                    308,252       3,805,167      3,698,205       308,252       9,083,194      8,913,047
    Food and beverage                    203,215       2,475,719      2,524,660       203,215       5,591,373      5,523,773
    Golf                                 112,614       1,538,916      1,554,343       112,614       3,247,628      3,286,239
    Other                                347,802       3,707,736      4,250,767       347,802       7,672,813      8,646,370
    General and administrative            93,495       1,221,000        832,586        93,495       2,374,385      1,927,001
    Real estate activities                -                1,989         -             -               90,618            477
                                      ----------     -----------    -----------    ----------     -----------    -----------
                                       1,065,378      12,750,527     12,860,561     1,065,378      28,060,011     28,296,907
                                      ----------     -----------    -----------    ----------     -----------    -----------

OPERATING (LOSS) INCOME                  (84,445)         29,739        587,185       (84,445)      3,689,997      4,843,607

INTEREST, NET                            160,000         480,143        481,523       160,000         945,481        995,720
                                      ----------     -----------    -----------    ----------     -----------    -----------

(LOSS) INCOME BEFORE INCOME TAXES       (244,445)       (450,404)       105,662      (244,445)      2,744,516      3,847,887

PARENT INCOME TAX CHARGE (BENEFIT)       (91,667)       (234,400)        20,500       (91,667)        967,800      1,424,400
                                      ----------     -----------    -----------    ----------     -----------    -----------

(LOSS) INCOME BEFORE
    EXTRAORDINARY ITEMS                 (152,778)       (216,004)        85,162      (152,778)      1,776,716      2,423,487

LOSS ON EARLY EXTINGUISHMENT OF
    LONG TERM DEBT (NET OF
    TAXES OF $155,400)                    -             (288,600)        -             -             (288,600)        -
                                      ----------     -----------    -----------    ----------     -----------    -----------

NET (LOSS) INCOME                       (152,778)       (504,604)        85,162      (152,778)      1,488,116      2,423,487

DIVIDEND REQUIREMENTS ON
    PREFERRED STOCK                        4,929          59,149         64,078         4,929         123,227        128,156
                                      ----------     -----------    -----------    ----------     -----------    -----------

NET CHANGE IN EARNINGS (DEFICIT)      $ (157,707)    $  (563,753)   $    21,084    $ (157,707)    $ 1,364,889    $ 2,295,331
                                      ==========     ===========    ===========    ==========     ===========    ===========
(LOSS) EARNINGS PER COMMON SHARE      $   (31.54)    $   (112.75)   $      4.22    $   (31.54)    $    272.97    $    459.07
                                      ==========     ===========    ===========    ==========     ===========    ===========

The accompanying notes are an integral part of these financial statements.

                           GOLF HOST RESORTS, INC.
                     STATEMENTS OF SHAREHOLDERS' EQUITY
               (a wholly owned subsidiary of Golf Hosts, Inc.)
                                 (unaudited)


                                 $1 Par Value          5.6% Cumulative
                                 Common Stock          Preferred Stock                     Retained       Total
                               -----------------   ---------------------     Paid-In       (Deficit)    Shareholders'
                               Shares    Amount      Shares     Amount       Capital       Earnings   (Deficit) Equity
                               ------    -------   ---------  ----------   ------------   ----------- ----------------
Balance, December 31, 1995       5,000    $5,000   4,577,000  $4,577,000   $  2,329,447   $ 7,042,986   $13,954,433
                                 -----    ------   ---------  ----------   ------------   -----------   -----------
   Net income available to
      common shareholders           -         -           -           -              -      1,114,211     1,114,211
                                 -----    ------   ---------  ----------   ------------   -----------   -----------

Balance, December 31, 1996       5,000     5,000   4,577,000   4,577,000      2,329,447     8,157,197    15,068,644

   Notes receivable
     distribution (Note 1)          -         -           -           -              -     (3,941,666)   (3,941,666)

   Net income available to
      common shareholders           -         -           -           -              -      1,364,889     1,364,889
                                 -----    ------   ---------  ----------   ------------   -----------   -----------

Balance, June 23, 1997           5,000    $5,000   4,577,000  $4,577,000   $  2,329,447   $ 5,580,420   $12,491,867
                                 =====    ======   =========  ==========   ============   ===========   ===========

Balance, June 24, 1997           5,000    $5,000   4,577,000  $4,577,000   $ (4,582,000)  $        -    $        -

   Distribution to
       shareholder                  -         -           -           -      (8,975,000)           -     (8,975,000)

   Net income (loss) available
       to common shareholder        -         -           -           -              -       (157,707)     (157,707)
                                 -----    ------   ---------  ----------   ------------   -----------   -----------
Balance, June 30, 1997           5,000    $5,000   4,577,000  $4,577,000   $(13,557,000)  $  (157,707)  $(9,132,707)
                                 =====    ======   =========  ==========   ============   ===========   ===========



                             GOLF HOST RESORTS, INC.

                 (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)

                            STATEMENTS OF CASH FLOWS

                                                           Seven day        174 day        Six months
                                                          period ended    period ended       ended
                                                           June 30,          June 23,       June 30,
                                                              1997            1997            1996
                                                          ------------   --------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                     $   (152,778)   $  1,488,116    $ 2,423,487
   Noncash items included in income:
       Provision for bad debts                                     --          89,609             --
       Depreciation and amortization                            7,480       1,282,510      1,240,200
   Decrease in deferred tax                                   (91,667)             --             --
   Changes in operating working capital                       236,965      (2,059,667)      (107,551)
                                                         ------------    ------------    -----------
   Cash provided by operations                                     --         800,568      3,556,136
                                                         ------------    ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   (Decreases) increases in other assets                           --          62,302             --
   Purchases of property and equipment                             --      (1,517,431)    (1,142,757)
   Net recovery of cost of property and
       equipment sold or retired                                   --              --         12,190
   Increase in assets held for sale                                --              --             --
   Additions to notes receivable                                   --              --        (17,517)
   Reduction in notes receivable                                   --       1,185,120        550,800
                                                         ------------    ------------    -----------
       Cash (used for) investing                                   --        (270,009)      (597,284)
                                                         ------------    ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in notes payable                                     --              --     (1,285,673)
   Increases in long-term obligations                              --              --        454,012
   Decreases in long-term obligations                              --              --       (917,198)
   Net proceeds from merger transactions                           --              --             --
   Increases in long-term intercompany                             --              --        871,034
   Increases in long-term contingency                              --              --         70,476
   Additional borrowings                                           --       1,514,587             --
   Proceeds from sale of company                                   --      63,524,946             --
   Repayment of existing debt                                             (25,037,262)
   Proceeds to selling shareholders                                --     (38,046,827)            --
                                                         ------------    ------------    -----------
       Cash provided (used) for financing                          --       1,955,444       (807,349)
                                                         ------------    ------------    -----------
NET (DECREASE) INCREASE IN CASH                                    --       2,486,003      2,151,503
CASH, BEGINNING OF PERIOD                                   2,974,688         488,685        312,603
                                                         ------------    ------------    -----------
CASH, END OF PERIOD                                      $  2,974,688    $  2,974,688    $ 2,464,106
                                                         ============    ============    ===========
NONCASH FINANCING AND INVESTING ACTIVITIES:

Preferred stock dividend liability to Golf Hosts, Inc.
   satisfied through the intercompany account            $      4,929    $    123,227    $   128,156

The Company transferred its investment in
 GTA to GHI                                              $  8,975,000    $         --    $        --

OTHER INFORMATION

Interest paid in cash                                    $         --    $    965,117    $ 1,020,860

Income taxes paid in cash                                $         --    $    118,090    $   266,316

   The accompanying notes are an integral part of these financial statements.

                             GOLF HOST RESORTS, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997

(1)    ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT
       ACCOUNTING POLICIES

       On June 23, 1997, TM Golf Hosts, Inc. ("TMGHI") acquired all of the outstanding stock of Golf Hosts, Inc. ("GHI"), previously an 80% owner of Golf Host Resorts, Inc. (the "Company"), and the 20% of the Company's stock not held by GHI. Concurrently, TMGHI and GHI merged with the legal survivor being GHI, which now owns 100% of the Company. Total consideration for the acquisition of the outstanding stock of GHI and the Company was approximately $66 million, including assumption of certain liabilities. The transaction was financed with new borrowing and all previous indebtedness of the Company was repaid, resulting in an extraordinary loss on early retirement of debt primarily relating to the write-off of unamortized debt discounts and related deferred expenses.

       Under the terms of the agreement, certain long term receivables were transferred to the selling shareholders immediately prior to the transaction. In addition, certain marketable securities and investments with ascribed values aggregating $8,975,000 were distributed from the Company to its parent, GHI, subsequent to the transaction.

       The interim financial statements are unaudited and were prepared from the books and records of the Company. In the opinion of management, they include all adjustments necessary for a fair presentation of the Company's operations and financial position. Certain of the Company's operations are seasonal in nature and, therefore, interim results from operations are not necessarily indicitive of a full year.

       The financial statements as of and for the period from the merger to June 30, 1997 reflect the allocation of the purchase price based upon the fair value of the assets acquired and the liabilities assumed in connection with the merger and are, therefore, not comparable to the financial statements of the Company presented herein as of or for periods prior to the merger, which are based upon previous historical cost. A portion of the purchase price was allocated to certain intangible assets including those relating to the golf course operations and the operations of the resort pursuant to the rental pool arrangement with the condominium owners. These intangibles are being amortized on a straight line basis over a 20 year period based on the contract term of the Innisbrook management agreement.

(2)    ASSETS HELD FOR SALE

       The Company intends to sell certain resort assets (the Tamarron Hilton Resort and a portion of the non-operating assets at Innisbrook) within one year from the date of acquisition. The Tamarron related net assets related to these operations have been recorded at their estimated proceeds, as adjusted for estimated cash flows from operations and estimated interest expense during the holding period on the incremental debt incurred to finance the purchase as required by EITF 87-11. The net loss from operations subsequent to June 23, 1997, related to these assets held for sale and the interest expense on the allocated debt, have been excluded from the current year's consolidated statement of earnings. Tamarron generated a net loss in the current period. The impact of the sale will have a positive impact on earnings and liquidity.

(3)    NOTE PAYABLE AND LONG-TERM OBLIGATIONS

       As a part of the transaction referred to in Note 1, the previously existing note payable and all long-term obligations were replaced by a mortgage note with Golf Trust of America, L.P. The participating mortgage is for a term of thirty years and is secured by certain real and personal property of the Company and guaranteed by GHI. The loan allows for certain additional borrowings for capital improvements. The loan has an initial base pay rate increasing annually. The loan also includes participation in certain revenue of the Innisbrook property securing the loan above certain predefined levels.

                                                                June 30,                 December 31,
                                                                  1997                       1996
                                                             -------------               ------------
       Note payable under $6,000,000 line
         of credit                                           $           -               $     734,429
                                                             =============               =============

       Long-term obligations:
       Participating mortgage note at varying,
           increasing pay rates maturing in 2027             $  70,600,166               $           -

       Mortgage note at 6.34%, maturing
           in 2002                                               5,000,000                           -

       Mortgage notes at varying rates, ranging
           from 8.3% to 9%, maturing from
           from 1998 to 2007                                             -                  15,487,194

       Equipment revolving credit line
           at prime, maturing serially
            from 1997 to 2001                                            -                   3,891,728

       A $2,000,000 revolving credit line at 9%
           maturing in 2007                                              -                   1,368,000
        Other                                                            -                     286,386

       Unamortized debt discount and expense                             -                    (467,000)
                                                             -------------               --------------
                                                                75,600,166                  20,566,308
       Less-current maturities                                           -                  (2,788,764)

                                                             $  75,600,166               $  17,777,544
                                                             =============               =============



(4)  CHANGE IN INNISBROOK PROPERTY MANAGER

     Concurrently with the merger, the Company entered into an agreement to terminate the existing Innisbrook management agreement effective July 15, 1997 for a $600,000 termination fee. A new property manager, Westin Hotel Company (Westin), was engaged effective on that date. Such termination fee was included in determining the cost of the acquisition.

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

Revenues from resort operations increased 2.3% for the quarter. The revenue per occupied room night totaled $332.50, a 4.5% increase over the prior year's $318.15. Innisbrook's revenue per occupied room night increased 3.2% to $348.47, while Tamarron's rose 4.2% to $248.64. The comparable prior year amounts were $337.58 and $238.53, respectively. The improvement in guest spending at both resorts offset the impact of the lower occupancy at Tamarron, yielding a $313,000 increase in resort operations revenue. Consistent with the prior year, there was no real estate revenue generated during the quarter.

Costs and operating expenses increased to 100.4% of revenues from 95.6%. As a result, operating income declined $642,000 from the prior year to a loss of $55,000. Resort facilities expense increased disproportionately to the occupancy change as a result of an approximately $190,000 adjustment to related inventories. Other costs and operating expenses decreased 4.6%, or approximately $195,000. General and administrative expense increased $482,000 over the prior year. Included in this increase are an additional $l80,000 in costs relative to the change in control of the Company discussed in the notes to financial statements and the above-mentioned management transition, and an increase of $135,000 in bad debt expense.

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

For the six months ended June 30, 1997, occupied room nights declined 2.3% from the prior year level. Improved levels of spending per occupied room, up 1.1%, served to somewhat mitigate the decline in occupancy, yielding a slight decline in revenues of 1.2%. As a percentage of revenues, cost and operating expenses rose from 85.4% to 89.0%. The reduction in income before income taxes of $1,348,000 reflects the impact of the above items coupled with the first quarter reduction in occupancy, related lost economies of scale relative to operating income margin and the impact of the minimum wage hike.

FINANCIAL CONDITION AND LIQUIDITY

As more fully discussed in Note 1 to the financial statements, on June 23, 1997 all the stock of the Company and its parent Golf Hosts, Inc. was acquired by previously unrelated parties in a transaction financed by new debt obligations of the Company. These transactions resulted in the termination of the Company's accounts receivable line of credit, which will negatively impact the Company's ability to meet its cash needs during the latter part of the year. Due to the seasonal nature of the Company's business, the Company expects cash flow deficits from operations during the third and fourth quarters of 1997. The Company has evaluated the cash needs with respect to these deficits and scheduled capital expenditures and has reason to believe that cash flow generated from operations during the first half of the year coupled with available capital expenditure financing will not be sufficient to meet the expected cash needs during the second half of 1997. Management recognizes that the Company must generate additional cash resources to ensure the continuation of operations. To achieve this, the Company may obtain up to $2,500,000 from a Westin annual minimum cash flow guarantee and may also enter into an unsecured capital expenditure sharing agreement with Westin whereby Westin will fund 50% of capital expenditures incurred subsequent to the June 23, 1997 merger transaction in excess of $6,000,000, plus capital reserve requirements as defined. In addition, the Company is negotiating with its primary lender to release Innisbrook's accounts receivable from its collateral and the Company will then negotiate an accounts receivable line of credit with a major financial institution. The Company anticipates these efforts will yield adequate cash flow for the remainder of 1997.

The Company's working capital position at June 30, 1997 (exclusive of Assets Held for Sale) was $6,343,000, compared with $1,841,000 at June 30, 1996 and a deficit of $1,278,000 at December 31, l996. The Company typically experiences seasonal fluctuations in its net working capital position without impairing its ability to pay trade creditors in a timely manner and satisfy its financial obligations in an orderly fashion.

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

Item 4.    Submission of Matters to a Vote of Security Holders

           Not applicable.

Item 5.    Other Information

           Pursuant to an agreement with the SEC staff, included in this 10-Q/A filing are unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation for the quarter and six months ended June 30, 1997

Item 6.    Exhibits and Reports on Form 8-K

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

                             GOLF HOST RESORTS, INC.

Date: July 10, 1998                                 By /s/ Merrick Kleeman
     ------------------------                         --------------------------
                                                    Merrick Kleeman
                                                    President



Date: June 29, 1998                                 By /s/ Richard L. Akin
     ------------------------                         --------------------------
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

Concurrently with the merger, the Company entered into an agreement to terminate the existing management agreement, effective July 15, 1997, with the current operations manager for Innisbrook for a $600,000 termination fee. A new manager was engaged effective on that date. Neither the change in ownership nor the change in managers at Innisbrook is expected to have an adverse affect on the participants in the Rental Pools.

                     INNISBROOK RENTAL POOL LEASE OPERATION
                                 BALANCE SHEETS
                             JUNE 30, 1997 AND 1996

                                DISTRIBUTION FUND

                                                                    1997         1996
                                                                -----------   ----------
                                     ASSETS
RECEIVABLE FROM GOLF HOST RESORTS, INC.
    FOR DISTRIBUTION - FULLY SECURED                             $1,982,583   $1,808,415
INTEREST RECEIVABLE FROM MAINTENANCE
    ESCROW FUND                                                      29,522       16,784
                                                                 ----------   ----------
                                                                 $2,012.105   $1,825,199
                                                                 ==========   ==========

                   LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                             $1,464,014   $1,469,054
DUE TO MAINTENANCE ESCROW FUND                                      318,529      310,851
RESERVE FOR ESTIMATED LIFE-SAFETY
    REIMBURSEMENT                                                   229,562       45,294
PARTICIPANTS' FUND BALANCES                                              --           --
                                                                 ----------   ----------
                                                                 $2,012,105   $1,825,199
                                                                 ==========   ==========

                             MAINTENANCE ESCROW FUND

                                     ASSETS

CASH AND CASH EQUIVALENTS                                        $2,134,454   $1,345,193
INVENTORIES                                                              --          251
RECEIVABLE FROM DISTRIBUTION FUND                                   318,529      310,851
INTEREST RECEIVABLE                                                  29,135       13,260
                                                                 ----------   ----------
                                                                 $2,482,118   $1,669,555
                                                                 ==========   ==========

                   LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                                 $      378   $      268
INTEREST PAYABLE TO DISTRIBUTION FUND                                29,522       16,784
CARPET CARE RESERVE                                                  34,293       45,420
PARTICIPANTS' FUND BALANCES                                       2,417,925    1,607,083
                                                                 ----------   ----------
                                                                 $2,482,118   $1,669,555
                                                                 ==========   ==========

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                     INNISBROOK RENTAL POOL LEASE OPERATION
                            STATEMENTS OF OPERATIONS
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                DISTRIBUTION FUND


                                                    Current Quarter                         Year-to-Date
                                             ------------------------------        ------------------------------
                                                1997               1996               1997                1996
                                             -----------        -----------        -----------        -----------
GROSS REVENUES                               $ 3,761,563        $ 3,453,553        $ 9,643,218        $ 9,619,612
                                             -----------        -----------        -----------        -----------

REDUCTIONS:
    Agents' commissions                           54,459             84,723            157,076            203,270
    Audit fees                                     3,000              3,000              6,100              6,100
                                             -----------        -----------        -----------        -----------
                                                  57,459             87,723            163,176            209,370
                                             -----------        -----------        -----------        -----------

ADJUSTED GROSS REVENUES                        3,704,104          3,365,830          9,480,042          9,410,242
MANAGEMENT FEE                                (1,740,929)        (1,581,940)        (4,455,619)        (4,422,814)
                                             -----------        -----------        -----------        -----------
GROSS INCOME DISTRIBUTION                      1,963,175          1,783,890          5,024,423          4,987,428

ADJUSTMENTS TO GROSS INCOME
    DISTRIBUTION:
        Corporate complimentary
            occupany fees                          4,574              2,135              8,494              5,141
        Occupancy fees                          (424,702)          (414,465)          (920,252)          (953,956)
        Advisory Committee expenses              (25,601)           (23,838)           (54,313)           (46,078)
        Life-safety reimbursement                (47,596)           (39,559)          (229,562)           (45,294)
                                             -----------        -----------        -----------        -----------

NET INCOME DISTRIBUTION                        1,469,850          1,308,163          3,828,790          3,947,241

ADJUSTMENTS TO NET INCOME
  DISTRIBUTION:
        Occupancy fees                           424,702            414,465            920,252            953,956
        Hospitality suite fees                     2,059              2,852              5,081              7,181
        Greens fees                               20,890             19,546             56,680             57,053
        Additional participation credit           17,485             18,095             35,320             36,385
                                             -----------        -----------        -----------        -----------

AMOUNT AVAILABLE FOR DISTRIBUTION
    TO PARTICIPANTS                          $ 1,934,986        $ 1,763,121        $ 4,846,123        $ 5,001,816
                                             ===========        ===========        ===========        ===========

    Average daily distribution               $     23.59        $     21.13        $     31.06        $     31.43
    Average room rate                        $    108.20        $    101.63        $    127.50        $    122.76
    Occupied room nights                          34,766             33,980             75,633             78,358
    Available room nights                         80,026             83,444            156,048            159,136
    Occupancy percentage                            42.4%              40.7%              48.5%              49.2%
    Average number of available units                901                917                862                874

  These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                        INNISBROOK RENTAL POOL OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                DISTRIBUTION FUND

                                                                        Current Quarter                     Year-to-Date
                                                             -----------------------------------   -------------------------------
                                                                  1997                 1996            1997             1996
                                                             ---------------    ----------------   ------------      -------------

BALANCE, beginning of period                                  $        --        $        --       $        --       $        --

ADDITIONS:
    Amounts available for distribution
        before life-safety reimbursement                        1,800,617          1,802,680         4,893,720         5,047,110
    Interest received or receivable from
        Maintenance Escrow Fund                                    29,522             16,784            51,584            41,131

REDUCTIONS:
    Amount withheld for Maintenance Escrow Fund                  (318,529)          (310,851)         (690,194)         (715,472)
    Amounts held in reserve for estimated
        life-safety reimbursement                                 (47,596)           (39,559)         (229,562)          (45,294)
    Amounts accrued or paid to participants                    (1,464,014)        (1,469,054)       (4,025,548)       (4,327,475)
                                                              -----------        -----------       -----------       -----------

BALANCE, end of period                                        $        --        $        --       $        --       $        --
                                                              ===========        ===========       ===========       ===========

                            MAINTENANCE ESCROW FUND

BALANCE, beginning of period                                  $ 2,329,421        $ 1,496,895       $ 1,734,415         1,141,259

ADDITIONS:
    Amounts withheld from occupancy fees                          318,529            310,851           690,194           715,472
    Interest earned                                                29,522             16,784            51,584            41,131
    Charges to participants to establish
        or restore escrow balances                                377,022            279,991           830,345           519,465

REDUCTIONS:
    Maintenance charges                                          (564,468)          (449,856)         (776,068)         (716,345)
    Carpet care reserve deposit                                    (8,497)            (8,293)          (22,994)          (19,085)
    Interest accrued or paid to
        Distribution Fund                                         (29,522)           (16,784)          (51,584)          (41,131)
    Refunds to participants as prescribed
        by Master Lease Agreement                                 (34,082)           (22,505)          (37,967)          (33,683)
                                                              -----------        -----------       -----------       -----------

BALANCE, end of period                                        $ 2,417,925        $ 1,607,083       $ 2,417,925       $ 1,607,083
                                                              ===========        ===========       ===========       ===========

  These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                      TAMARRON RENTAL POOL LEASE OPERATION
                                 BALANCE SHEETS
                             JUNE 30, 1997 AND 1996

                                DISTRIBUTION FUND

                                                                    1997         1996
                                                                 ----------   ----------
                                     ASSETS
CASH                                                             $    1,000   $    1,000
RECEIVABLE FROM GOLF HOST RESORTS, INC
  FOR DISTRIBUTION                                                  256,200      317,655
INTEREST RECEIVABLE FROM MAINTENANCE
  ESCROW FUND                                                           132        1,147
                                                                 ----------   ----------
                                                                 $  257,332   $  319,802
                                                                 ==========   ==========


                   LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                             $  190,016   $  264,791
DUE TO MAINTENANCE ESCROW FUND                                       67,316       55,011
PARTICIPANTS' FUND BALANCES                                              --           --
                                                                 ----------   ----------
                                                                 $  257,332   $  319,802
                                                                 ==========   ==========

                             MAINTENANCE ESCROW FUND

                                     ASSETS

CASH AND CASH EQUIVALENTS                                        $   13,301   $  149,252
DUE FROM DISTRIBUTION FUND                                           67,316       55,011
INTEREST RECEIVABLE                                                      --          934
INVENTORY:
  Linen                                                             114,241      114,237
  Materials and supplies                                             17,224        8,285
DEPOSITS                                                                 --       16,000
                                                                 ----------   ----------
                                                                 $  212,082   $  343,719
                                                                 ==========   ==========


                   LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                                 $    5,113   $    6,493
INTEREST PAYABLE TO DISTRIBUTION FUND                                   132        1,147
PARTICIPANTS' FUND BALANCES                                         206,837      336,079
                                                                 ----------   ----------
                                                                 $  212,082   $  343,719
                                                                 ==========   ==========


These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                      TAMARRON RENTAL POOL LEASE OPERATION
                            STATEMENTS OF OPERATIONS
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                DISTRIBUTION FUND

                                            Current Quarter               Year-to-Date
                                        -----------------------     ---------------------------
                                           1997           1996          1997           1996
                                        ---------     ---------     -----------     -----------
GROSS REVENUES                          $ 579,286     $ 721,149     $ 1,280,976     $ 1,255,511
                                        ---------     ---------     -----------     -----------
DEDUCTIONS:
    Agents' commissions                    12,418        15,781          70,465          52,360
    Sales and marketing expenses           46,345        61,297         102,480         106,718
    Audit fees                              2,600         2,601           5,200           5,202
                                        ---------     ---------     -----------     -----------
                                           61,363        79,679         178,145         164,280
                                        ---------     ---------     -----------     -----------

ADJUSTED GROSS REVENUES                   517,923       641,470       1,102,831       1,091,231
MANAGEMENT FEE                           (258,961)     (320,735)       (551,415)       (545,616)
                                        ---------     ---------     -----------     -----------
GROSS INCOME DISTRIBUTION                 258,962       320,735         551,416         545,615

ADJUSTMENTS TO GROSS INCOME
    DISTRIBUTION:
        Corporate complimentary
            occupancy fees                    864           903           1,486           1,598
        Occupancy fees                    (66,586)      (67,475)       (161,703)       (124,158)
        Designated items                  (33,021)      (20,273)        (53,932)        (33,659)
        Advisory Committee expenses        (3,626)       (3,983)         (7,719)         (5,763)
                                        ---------     ---------     -----------     -----------
POOLED INCOME                             156,593       229,907         329,548         383,633

ADJUSTMENTS TO POOLED INCOME:
        Hospitality suite fees                 --            --              --              53
        Occupancy fees                     66,586        67,475         161,703         124,158
                                        ---------     ---------     -----------     -----------

NET INCOME DISTRIBUTION                 $ 223,179     $ 297,382     $   491,251     $   507,844
                                        =========     =========     ===========     ===========

    Average daily distribution          $    8.34     $   11.38     $      9.37     $      9.83
    Average room rate                   $   87.49     $   86.98     $     79.17     $     80.53
    Room nights                             6,621         8,288          16,180          15,587
    Occupancy percentage                     24.7%         31.7%           30.9%           30.l%
    Average number of available units         294           288             290             284
    Number of units in Rental Pool at
        end of period                         298           298              --              --

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                      TAMARRON RENTAL POOL LEASE OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                DISTRIBUTION FUND

                                                           Current Quarter                     Year-to-Date
                                                      ---------------------------        --------------------------
                                                         1997             1996               1997            1996
                                                      ----------       ----------        -----------      ---------
BALANCE, beginning of period                          $      --        $      --         $      --        $      --

ADDITIONS:
    Amounts available for distribution                  223,179          297,382           491,251          507,844
    Interest received or receivable from
        Maintenance Escrow Fund                             132            1,147               385            2,327

REDUCTIONS:
    Amounts withheld for Maintenance Escrow Fund        (33,295)         (33,738)          (80,855)         (62,080)
    Amounts accrued or paid to participants            (190,016)        (264,791)         (410,781)        (448,091)
                                                      ---------        ---------         ---------        ---------

BALANCE, end of period                                $      --        $      --         $      --        $      --
                                                      =========        =========         =========        =========

                                                                   MAINTENANCE ESCROW FUND

BALANCE, beginning of period                          $ 210,371        $ 254,070         $ 197,548        $ 328,336

ADDITIONS:
    Amounts withheld from occupancy fees                 33,295           33,738            80,855           62,080
    Interest earned                                         132            1,147               385            2,327
    Reimbursement of designated items                    33,021           20,273            53,932           33,659
    Charges to participants to establish
        or restore escrow balances                        4,209          125,948            16,295          142,632

REDUCTIONS:
    Maintenance and inventory charges                   (32,756)         (51,905)          (52,228)         (88,622)
    Refurbishing charges                                 (2,237)         (17,804)          (24,668)         (93,549)
    Interest accrued or paid to
        Distribution Fund                                  (132)          (1,147)             (385)          (2,327)
    Designated items                                    (33,021)         (20,273)          (53,932)         (33,660)
    Refunds to participants as prescribed
        by Master Lease Agreement                        (6,045)          (7,968)          (10,965)         (14,797)
                                                      ---------        ---------         ---------        ---------

BALANCE, end of period                                $ 206,837        $ 336,079         $ 206,837        $ 336,079
                                                      =========        =========         =========        =========

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.