Form 10-Q/A
period 1997-09-30
GOLF HOST RESORTS INC
filed 1998-07-15
CIK 42429

                                  FORM 10-Q/A



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                              --------------------


                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of The Securities Exchange Act of 1934


                              --------------------


                      For Quarter Ended September 30, 1997


                           Commission File No. 2-64309


                             GOLF HOST RESORTS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)


Colorado                                                     84-0631130
--------                                                     ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

Post Office Box 3131, Durango, Colorado  81302-3131
---------------------------------------------------
(Address of principal executive offices) (Zip Code)

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

                                     ASSETS
                           (Substantially all pledged)


                                                  SEPTEMBER 30,           DECEMBER 31,
                                                      1997                   1996
                                                  -----------             -----------
                                                  (unaudited)
CURRENT ASSETS:
     Cash                                         $   919,832             $   488,685
     Accounts receivable, net                       2,720,444               4,380,108
     Notes receivable                                      --                 163,942
     Inventories and supplies                       2,870,337               5,123,966
     Prepaid expenses and other assets                853,338                 956,054
     Intercompany receivables                       4,552,350                 724,312
                                                  -----------             -----------

                                                   11,916,301              11,837,067

     Assets held for sale                           6,275,246                      --
                                                  -----------             -----------

         Total current assets                      18,191,547              11,837,067

INTANGIBLES, net                                   34,399,665                      --

PROPERTY AND EQUIPMENT, at cost, less
     accumulated depreciation and amortization     35,956,819              40,038,322

OTHER ASSETS                                          572,204                 238,627

LONG-TERM RECEIVABLES                                      --               1,021,178
                                                  -----------             -----------

                                                  $89,120,235             $53,135,194
                                                  ===========             ===========


    The accompanying notes are an integral part of these financial statements

                             GOLF HOST RESORTS, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                                 BALANCE SHEETS



                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY


                                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                                 1997              1996
                                                                             -------------     -----------
                                                                              (unaudited)
CURRENT LIABILITIES:
     Accounts payable                                                        $   3,389,120     $ 2,258,702
     Accrued expenses                                                            4,126,347       4,577,981
     Deposits and prepaid fees                                                   1,979,404       2,755,297
     Notes payable                                                                      --         734,429
     Maturing long-term obligations                                                     --       2,788,764
                                                                             -------------     -----------

         Total current liabilities                                               9,494,871      13,115,173

LONG-TERM OBLIGATIONS                                                           76,673,914      17,777,544
DEFERRED INCOME TAXES                                                           14,929,374       4,951,895
LONG-TERM CONTINGENCY                                                                   --       2,221,938
                                                                             -------------     -----------

         Total liabilities                                                     101,098,159      38,066,550

SHAREHOLDERS' (DEFICIT) EQUITY:
     Common stock, $1 par, 5,000 shares
       authorized, issued and outstanding                                            5,000           5,000
     5.6% cumulative preferred stock, $1 par,
       4,577,000 shares authorized and
       outstanding                                                               4,577,000       4,577,000
     Paid-in capital                                                           (13,557,000)      2,329,447
     Retained (deficit) equity                                                  (3,002,924)      8,157,197
                                                                             -------------     -----------


         Total shareholders' (deficit) equity                                  (11,977,924)     15,068,644
                                                                             -------------     -----------


         Total liabilities and shareholders'
           (deficit) equity                                                  $  89,120,235     $53,135,194
                                                                             =============     ===========



   The accompanying notes are an integral part of these financial statements.

                            GOLF HOST RESORTS, INC.
                              STATEMENTS OF INCOME
                (a wholly owned subsidiary of Golf Hosts, Inc.)
                                  (unaudited)

                                      Quarter Ended September 30,            99 Day                174 Day            Nine Months
                                     ------------------------------       Period Ended           Period Ended            Ended
                                         1997              1996        September 30, 1997       June 23, 1997     September 30, 1996
                                     ------------       -----------    ------------------       --------------    ------------------
REVENUES:
    Resort facilities                $ 1,738,987        $ 3,978,191        $ 2,085,270            $10,775,626         $14,853,314
    Food and beverage                  1,421,176          2,923,444          1,696,866              8,106,385          11,497,395
    Golf                               1,877,970          2,801,712          2,114,198              9,347,282          12,321,416
    Other                                667,050          1,303,403            789,783              3,340,715           4,960,517
    Real estate activities                     -            671,105                  -                180,000             656,817
                                     -----------        -----------        -----------            -----------         -----------
                                       5,705,183         11,677,855          6,686,117             31,750,008          44,289,459
                                     -----------        -----------        -----------            -----------         -----------

COSTS AND OPERATING EXPENSES:
    Resort facilities                  1,949,972          3,570,192          2,258,224              9,083,194          12,625,972
    Food and beverage                  1,307,088          2,265,814          1,510,303              5,591,373           7,789,587
    Golf                               1,221,933          1,320,423          1,334,547              3,247,628           4,606,662
    Other                              2,866,716          3,940,124          3,214,518              7,672,813          11,914,851
    General and administrative           828,991            902,864            922,486              2,374,385           2,829,865
    Real estate activities                     -            279,750                  -                 90,618             280,227
                                     -----------        -----------        -----------            -----------         -----------
                                       8,174,700         12,279,167          9,240,078             28,060,011          40,047,164
                                     -----------        -----------        -----------            -----------         -----------

OPERATING (LOSS) INCOME               (2,469,517)          (601,312)        (2,553,961)             3,689,997           4,242,295

INTEREST, NET                          2,055,237            494,740          2,215,237                945,481           1,490,460
                                     -----------        -----------        -----------            -----------         -----------

(LOSS) INCOME BEFORE INCOME TAXES     (4,524,754)        (1,096,052)        (4,769,198)             2,744,516           2,751,835

PARENT INCOME TAX CHARGE (BENEFIT)    (1,743,614)          (412,400)        (1,835,281)               967,800           1,012,000
                                     -----------        -----------        -----------            -----------         -----------

(LOSS) INCOME BEFORE
    EXTRAORDINARY ITEMS               (2,781,140)          (683,652)        (2,933,917)             1,776,716           1,739,835

LOSS ON EARLY EXTINGUISHMENT OF
    LONG TERM DEBT (NET OF
    TAXES OF $155,400)                         -                  -                  -               (288,600)                  -
                                     -----------        -----------        -----------            -----------         -----------

NET (LOSS) INCOME                     (2,781,140)          (683,652)        (2,933,917)             1,488,116           1,739,835

DIVIDEND REQUIREMENTS ON
    PREFERRED STOCK                       64,078             64,078             69,007                123,227             192,234
                                     -----------        -----------        -----------            -----------         -----------
NET CHANGE IN (DEFICIT) EARNINGS     $(2,845,218)       $  (747,730)       $(3,002,924)           $ 1,364,889         $ 1,547,601
                                     ===========        ===========        ===========            ===========         ===========

(LOSS) EARNINGS PER COMMON SHARE     $   (569.04)       $   (149.55)       $   (600.58)           $    272.97         $    309.52
                                     ===========        ===========        ===========            ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                           GOLF HOST RESORTS, INC.
                     STATEMENTS OF SHAREHOLDERS' EQUITY
               (a wholly owned subsidiary of Golf Hosts, Inc.)
                                 (unaudited)


                                 $1 Par Value          5.6% Cumulative
                                 Common Stock          Preferred Stock                     Retained       Total
                               -----------------   ---------------------     Paid-In       (Deficit)    Shareholders'
                               Shares    Amount      Shares     Amount       Capital       Earnings   (Deficit) Equity
                               ------    -------   ---------  ----------   ------------   ----------- ----------------
Balance, December 31, 1995       5,000    $5,000   4,577,000  $4,577,000   $  2,329,447   $ 7,042,986   $13,954,433
                                 -----    ------   ---------  ----------   ------------   -----------  ------------
   Net income available to
      common shareholders           -         -           -           -              -      1,114,211     1,114,211
                                 -----    ------   ---------  ----------   ------------   -----------  ------------

Balance, December 31, 1996       5,000     5,000   4,577,000   4,577,000      2,329,447     8,157,197    15,068,644

   Notes receivable
     distribution (Note 1)          -         -           -           -              -     (3,941,666)   (3,941,666)

   Net income available to
      common shareholders           -         -           -           -              -      1,364,889     1,364,889
                                 -----    ------   ---------  ----------   ------------   -----------  ------------

Balance, June 23, 1997           5,000    $5,000   4,577,000  $4,577,000   $  2,329,447   $ 5,580,420   $12,491,867
                                 =====    ======   =========  ==========   ============   ===========  ============

Balance, June 24, 1997           5,000    $5,000   4,577,000  $4,577,000   $ (4,582,000)           -   $         -

   Distribution to
       shareholder                  -         -           -           -      (8,975,000)           -     (8,975,000)

   Net income (loss) available
       to common shareholder        -         -           -           -              -     (3,002,924)   (3,002,924)
                                 -----    ------   ---------  ----------   ------------   -----------  ------------
Balance, September 30, 1997      5,000    $5,000   4,577,000  $4,577,000   $(13,557,000)  $(3,002,924) $(11,977,924)
                                 =====    ======   =========  ==========   ============   ===========  ============



                             GOLF HOST RESORTS, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                            STATEMENTS OF CASH FLOWS

                                                                  99 day                     174 day               Nine months
                                                               period ended                period ended               ended
                                                            September 30, 1997            June 23, 1997         September 30, 1996
                                                            ------------------          -----------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                        $      (2,933,917)         $       1,488,116        $       1,739,835
   Noncash items included in income:
      Provision for bad debts                                              --                     89,609                       --
      Depreciation and amortization                                   852,993                  1,282,510                1,870,300
   Decrease in deferred tax                                        (1,660,807)                        --                       --
   Changes in operating working capital                             2,039,253                 (2,059,667)              (1,303,889)
                                                            -----------------          -----------------        -----------------
       Cash provided by operations                                 (1,702,478)                   800,568                2,306,246
                                                            -----------------          -----------------        -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decreases (increases) in other assets                                6,932                     62,302                       --
   Purchases of property and equipment                             (1,732,812)                (1,517,431)              (1,642,429)
   Decrease in assets held for sale                                   299,754                         --                       --
   Net recovery of cost of property and
       equipment sold or retired                                           --                         --                   66,776
   Additions to notes receivable                                           --                         --                   (7,782)
   Reduction in notes receivable                                           --                  1,185,120                  592,096
                                                            -----------------          -----------------        -----------------
       Cash provided by (used for) investing                       (1,426,126)                  (270,009)                (991,339)
                                                            -----------------          -----------------        -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in notes payable                                             --                         --                 (672,582)
   Increases in long-term obligations                                      --                         --                  480,105
   Decreases in long-term obligations                                      --                         --               (1,411,429)
   Increases in long-term intercompany                                     --                         --                  849,508
   Increases in long-term contingency                                      --                         --                  108,157
   Additional borrowings                                            1,073,748                  1,514,587                       --
   Proceeds from sale of company                                           --                 63,524,946                       --
   Repayment of existing debt                                              --                (25,037,262)                      --
   Proceeds to selling shareholders                                        --                (38,046,827)                      --
                                                            -----------------          -----------------        -----------------
       Cash provided (used for) financing                           1,073,748                  1,955,444                 (646,241)
                                                            -----------------          -----------------        -----------------
NET (DECREASE) INCREASE IN CASH                                    (2,054,856)                 2,486,003                  668,666
CASH, BEGINNING OF PERIOD                                           2,974,688                    488,685                  312,603
                                                            -----------------          -----------------        -----------------
CASH, END OF PERIOD                                         $         919,832          $       2,974,688        $         981,269
                                                            =================          =================        =================
NONCASH FINANCING AND INVESTING ACTIVITIES:

Preferred stock dividend liability to Golf Hosts, Inc.
   satisfied through the intercompany account               $          69,007          $         123,227        $         192,236

The Company transferred its investment in
   GTA to GHI                                               $       8,975,000          $              --        $              --

OTHER INFORMATION
Interest paid in cash                                       $       1,118,595          $         965,117        $       1,503,969

Income taxes paid in cash                                   $              --          $         118,090        $         192,001


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

(2)    ASSETS HELD FOR SALE

       The Company intends to sell certain resort assets (the Tamarron Hilton Resort and a portion of the non-operating assets at Innisbrook) within one year from the date of acquisition. The Tamarron related net assets related to these operations have been recorded at their estimated proceeds, as adjusted for estimated cash flows from operations and estimated interest expense during the holding period on the incremental debt incurred to finance the purchase as required by EITF 87-11. The net income from operations subsequent to June 23, 1997, related to these assets held for sale of approximately $291,000 and the interest expense on the allocated debt of approximately $238,000 has been excluded from the current year's consolidated statement of earnings. The impact of the sale will have a positive impact on earnings and liquidity.

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

                                                September 30,        December 31,
                                                     1997                1996
                                               --------------       --------------
Note payable under $6,000,000 line
  of credit                                    $            -       $      734,429
                                               ==============       ==============

Long-term obligations:
Participating mortgage note at varying,
    increasing pay rates maturing in 2027      $   71,673,914       $           --

Mortgage note at 6.34%, maturing in 2002            5,000,000                   --

Mortgage notes at varying rates, ranging
    from 8.3% to 9%, maturing from
    from 1998 to 2007                                      --           15,487,194

Equipment revolving credit line at prime,
    maturing serially from 1997 to 2001                    --            3,891,728

A $2,000,000 revolving credit line at 9%
    maturing in 2007                                       --            1,368,000

Other                                                      --              286,386

Unamortized debt discount and expense                      --             (467,000)
                                               --------------       --------------
                                                   76,673,914           20,566,308
Less-current maturities                                    --           (2,788,764)
                                               --------------       --------------
                                               $   76,673,914       $   17,777,544
                                               ==============       ==============

(4)  CHANGE IN INNISBROOK PROPERTY MANAGER

     Concurrent with the merger, the Company entered into an agreement to terminate the existing Innisbrook management agreement effective July 15, 1997 for a $600,000 termination fee. A new property manager, Westin Hotel Company (Westin), was engaged effective on that date. Such termination fee was included in determining the cost of the acquisition.

                             GOLF HOST RESORTS, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For purposes of discussing comparative results from operations for 1996 and 1997, the results for the periods prior to and subsequent to the June 23, 1997 merger transaction, described in Note 1 to the financial statements, are combined. In addition, the discussion includes the operations of Tamarron which are included in Assets Held for Sale as discussed in Note 2.

For the current quarter, room nights occupied fell 21.1% from the same prior year quarter. Occupied room nights on a divisional basis declined 24.6% at Innisbrook while Tamarron experienced a 15.4% decline. The decline in occupancy occurred mostly conference business at both resorts.

Revenues from resort operations decreased 11.8% for the quarter. Revenue per occupied room night of $284.69 reflected an 11.7% increase over the prior year amount of $254.83. Revenue per occupied room night at Innisbrook increased 13.5% to $284.64 while Tamarron's spending rose 8.9% to $287.65. The prior year amounts were $249.12 and $264.12, respectively. The guest spending improvement was unable to offset the lower occupancy impact, yielding a $1,300,000 decrease in resort operations revenue. There was no real estate revenue generated during the quarter, while $671,000 was produced in the prior year quarter.

Resort operations costs and operating expenses increased to 120.2% of revenues from the prior year 109.0%, resulting in an operating income decline of $995,000 from the prior year loss of $992,000. Other costs and expenses declined 1.2%, or approximately $47,000, while related revenue declined $359,000. General and administrative expense increased $149,000 over the prior year.

Interest expense increased $1,560,000 to $2,055,000 as a result of additional interest from the new borrowings related to the merger transactions described in
Note 1 to the financial statements.

For the nine months ended September 30, 1997, occupied room nights declined 8.2% from the prior year. The 5.4% improvement in guest spending per occupied room somewhat mitigated the decline in occupancy, yielding a decline in revenues of 3.2%.

As a percentage of revenues, costs and operating expenses rose from 91.1% to 96.5%. Income before income taxes declined $3,975,000, reflecting the impact of the above items, related lost economies of scale relative to operating income margin and the impact of the minimum wage hike.

FINANCIAL CONDITION AND LIQUIDITY

As more fully discussed in Note 1 to the financial statements, on June 23, 1997 all the stock of the Company and its parent Golf Hosts, Inc. was acquired by previously unrelated parties in a transaction financed by new debt obligations of the Company. These transactions resulted in the termination of the Company's accounts receivable line of credit, which will negatively impact the Company's ability to meet its cash needs during the latter part of the year. Due to the seasonal nature of the Company's business, the Company expects cash flow deficits from operations during the fourth quarter of 1997. The Company has evaluated the cash needs with respect to these deficits and scheduled capital expenditures and has reason to believe that cash flow generated from operations during the first half of the year coupled with available capital expenditure financing will not be sufficient to meet the expected cash needs during the second half of 1997. Management recognizes that the Company must generate additional cash resources to ensure the continuation of operations. To achieve this, the Company may obtain up to $2,500,000 from a Westin annual minimum cash flow guarantee and may also enter into an unsecured capital expenditure sharing agreement with Westin whereby Westin will fund 50% of capital expenditures incurred subsequent to the June 23, 1997 merger transaction in excess of $6,000,000, plus capital reserve requirements as defined. In addition, the Company is negotiating with its primary lender to release Innisbrook's accounts receivable from its collateral and the Company will then negotiate an accounts receivable line of credit with a major financial institution. The Company anticipates these efforts will yield adequate cash flow for the remainder of 1997.

The Company's working capital position (exclusive of Assets Held for Sale) at September 30, 1997 was $2,421,000 as compared with $445,000 at September 30, 1996 and a deficit of $1,278,000 at December 31, 1996. The Company typically experiences seasonal fluctuations in its net working capital position without impairing its ability to pay trade creditors in a timely manner and satisfy its financial obligations in an orderly fashion.

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






                             GOLF HOST RESORTS, INC.





Date: July 10, 1998                     By: /a/ Merrick Kleeman
     -------------------------             ---------------------------------
                                        Merrick Kleeman
                                        President




Date: June 29, 1998                     By: /s/ Richard L. Akin
     -------------------------             ---------------------------------
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

Concurrently with the merger, the Company entered into an agreement to terminate the existing management agreement, effective July 15, 1997, with the current operations manager for Innisbrook for a $600,000 termination fee. A new property manager was engaged effective on that date. Neither the change in ownership nor the change in managers at Innisbrook is expected to have an adverse affect on the participants in the Rental Pools.

                     INNISBROOK RENTAL POOL LEASE OPERATION
                                 BALANCE SHEETS
                           SEPTEMBER 30, 1997 AND 1996

                                DISTRIBUTION FUND


                                                           1997                 1996
                                                      --------------       --------------
                                     ASSETS
RECEIVABLE FROM GOLF HOST RESORTS, INC
   FOR DISTRIBUTION - FULLY SECURED                   $    1,140,133       $    1,160,240
INTEREST RECEIVABLE FROM MAINTENANCE
   ESCROW FUND                                                30,326               19,021
                                                      --------------       --------------
                                                      $    1,170,459       $    1,179,261
                                                      ==============       ==============


                   LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                  $      778,608       $      808,871
DUE TO MAINTENANCE ESCROW FUND                               191,096              245,640
RESERVE FOR ESTIMATED LIFE-SAFETY
   REIMBURSEMENT                                             200,755              124,750
PARTICIPANTS' FUND BALANCES                                       --                   --
                                                      --------------       --------------
                                                      $    1,170,459       $    1,179,261
                                                      ==============       ==============


                             MAINTENANCE ESCROW FUND

                                     ASSETS

CASH AND CASH EQUIVALENTS                             $    1,888,704       $    1,467,308
INVENTORIES                                                       --                  251
RECEIVABLE FROM DISTRIBUTION FUND                            191,096              245,640
INTEREST RECEIVABLE                                           33,383               20,216
                                                      --------------       --------------
                                                      $    2,113,183       $    1,733,415
                                                      ==============       ==============


                   LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                      $       40,453       $       34,792
INTEREST PAYABLE TO DISTRIBUTION FUND                         30,326               19,021
CARPET CARE RESERVE                                           31,651               38,720
PARTICIPANTS' FUND BALANCES                                2,010,753            1,640,882
                                                      --------------       --------------
                                                      $    2,113,183       $    1,733,415
                                                      ==============       ==============


These balance sheets were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                     INNISBROOK RENTAL POOL LEASE OPERATION
                            STATEMENTS OF OPERATIONS
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                               DISTRIBUTION FUND

                                          Current Quarter                       Year-to-Date
                                    --------------------------          ----------------------------
                                       1997            1996                 1997             1996
                                    ----------      ----------          -----------      -----------
GROSS REVENUES                      $1,734,022      $2,090,975          $11,377,240      $11,710,587
                                    ----------      ----------          -----------      -----------

REDUCTIONS:
    Agents' commissions                 31,266           4,685              188,342          207,955
    Audit fees                           3,000           3,000                9,100            9,100
                                    ----------      ----------          -----------      -----------
                                        34,266           7,685              197,442          217,055
                                    ----------      ----------          -----------      -----------

ADJUSTED GROSS REVENUES              1,699,756       2,083,290           11,179,798       11,493,532
MANAGEMENT FEE                        (798,885)       (979,146)          (5,254,504)      (5,401,960)
                                    ----------      ----------          -----------      -----------
GROSS INCOME DISTRIBUTION              900,871       1,104,144            5,925,294        6,091,572

ADJUSTMENTS TO GROSS INCOME
    DISTRIBUTION:
        Corporate complimentary
            occupany fees                5,202           1,451               13,696            6,592
        Occupancy fees                (254,792)       (327,518)          (1,175,044)      (1,281,474)
        Advisory Committee expenses    (25,230)        (20,447)             (79,543)         (66,525)
        Life-safety reimbursement       28,807         (79,456)            (200,755)        (124,750)
                                    ----------      ----------          -----------      -----------

NET INCOME DISTRIBUTION                654,858         678,174            4,483,648        4,625,415

ADJUSTMENTS TO NET INCOME
  DISTRIBUTION:
        Occupancy fees                 254,792         327,518            1,175,044        1,281,474
        Hospitality suite fees           2,217           2,672                7,298            9,853
        Greens fees                     10,276           9,186               66,956           66,239
        Additional participation
            credits                     17,235          17,940               52,555           54,325
                                    ----------      ----------          -----------      -----------

AMOUNT AVAILABLE FOR DISTRIBUTION
    TO PARTICIPANTS                 $  939,378      $1,035,490          $ 5,785,501      $ 6,037,306
                                    ==========      ==========          ===========      ===========

    Average daily distribution      $    10.94      $    11.83          $     23.91      $     24.47
    Average room rate               $    85.91      $    78.14          $    118.74      $    111.40
    Occupied room nights                20,185          26,761               95,818          105,119
    Available room nights               85,904          87,543              241,952          246,679
    Occupancy percentage                  23.5%           30.6%                39.6%            42.6%
    Average number of
            available units                934             952                  886              900


 These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                        INNISBROOK RENTAL POOL OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                               DISTRIBUTION FUND

                                                     Current Quarter                      Year-to-Date
                                                --------------------------          -------------------------
                                                  1997            1996                1997            1996
                                                ----------      ----------          ---------       ---------
BALANCE, beginning of period                    $       -       $       -           $       -       $       -

ADDITIONS:
    Amounts available for distribution
        before life-safety reimbursement           910,571       1,114,946           5,986,256       6,162,056
    Interest received or receivable from
        Maintenance Escrow Fund                     30,326          19,021              81,910          60,152

REDUCTIONS:
    Amount withheld for Maintenance Escrow Fund   (191,096)       (245,640)           (881,290)       (961,112)
    Amounts held in reserve for estimated
        life-safety reimbursement                   28,807         (79,456)           (200,755)       (124,750)
    Amounts accrued or paid to participants       (778,608)       (808,871)         (4,986,121)     (5,136,346)
                                                ----------      ----------          ----------      ----------
BALANCE, end of period                          $       -       $       -           $       -       $       -
                                                ==========      ==========          ==========      ==========

                                     MAINTENANCE ESCROW FUND

BALANCE, beginning of period                    $2,417,925      $1,607,083          $1,734,415      $1,141,259

ADDITIONS:
    Amounts withheld from occupancy fees           191,096         245,640             881,290         961,112
    Interest earned                                 30,326          19,021              81,910          60,152
    Charges to participants to establish
        or restore escrow balances                 164,492         319,098             994,837         838,563

REDUCTIONS:
    Maintenance charges                           (722,489)       (493,740)         (1,498,557)     (1,210,085)
    Carpet care reserve deposit                     (5,098)         (6,553)            (28,092)        (25,638)
    Interest accrued or paid to
        Distribution Fund                          (30,326)        (19,021)            (81,910)        (60,152)
    Refunds to participants as prescribed
        by Master Lease Agreement                  (35,173)        (30,646)            (73,140)        (64,329)
                                                ----------      ----------          ----------      ----------

BALANCE, end of period                          $2,010,753      $1,640,882          $2,010,753      $1,640,882
                                                ==========      ==========          ==========      ==========


 These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                      TAMARRON RENTAL POOL LEASE OPERATION
                                 BALANCE SHEETS
                           SEPTEMBER 30, 1997 AND 1996

                                DISTRIBUTION FUND

                                                           1997                 1996
                                                      --------------       --------------
                                     ASSETS
CASH                                                  $        1,000       $        1,000
RECEIVABLE FROM GOLF HOST RESORTS, INC
   FOR DISTRIBUTION                                          771,434              837,169
INTEREST RECEIVABLE FROM MAINTENANCE
   ESCROW FUND                                                   203                  481
                                                      --------------       --------------
                                                      $      772,637       $      838,650
                                                      ==============       ==============

                  LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                  $      666,146       $      751,101
DUE TO MAINTENANCE ESCROW FUND                               106,491               87,549
PARTICIPANTS' FUND BALANCES                                       --                   --
                                                      --------------       --------------
                                                      $      772,637       $      838,650
                                                      ==============       ==============


                            MAINTENANCE ESCROW FUND

                                     ASSETS

CASH AND CASH EQUIVALENTS                                     21,598               75,509
DUE FROM DISTRIBUTION FUND                                   106,491               87,549
INTEREST RECEIVABLE                                               --                   --
INVENTORY:
   Linen                                                      89,480               98,871
   Materials and supplies                                     13,643                7,229
DEPOSITS                                                          --               86,077
                                                      --------------       --------------
                                                      $      231,212       $      355,235
                                                      ==============       ==============

                  LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                      $        4,150       $        5,033
INTEREST PAYABLE TO DISTRIBUTION FUND                            203                  481
PARTICIPANTS' FUND BALANCES                                  226,859              349,721
                                                      --------------       --------------
                                                      $      231,212       $      355,235
                                                      ==============       ==============


These balance sheets were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                      TAMARRON RENTAL POOL LEASE OPERATION
                            STATEMENTS OF OPERATIONS
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                               DISTRIBUTION FUND

                                          Current Quarter                     Year-to-Date
                                    --------------------------          --------------------------
                                       1997            1996                1997            1996
                                    ----------      ----------          ----------      ----------
GROSS REVENUES                      $1,711,566      $1,887,216          $2,992,542      $3,142,727
                                    ----------      ----------          ----------      ----------
REDUCTIONS:
    Sales and marketing expenses       136,925         160,413             239,405         267,131
    Agents' commissions                 27,916          50,520              98,381         102,880
    Audit fees                           2,595           2,601               7,795           7,803
                                    ----------      ----------          ----------      ----------
                                       167,436         213,534             345,581         377,814
                                    ----------      ----------          ----------      ----------

ADJUSTED GROSS REVENUES              1,544,130       1,673,682           2,646,961       2,764,913
MANAGEMENT FEE                        (772,065)       (836,841)         (1,323,480)     (1,382,457)
                                    ----------      ----------          ----------      ----------
GROSS INCOME DISTRIBUTION              772,065         836,841           1,323,481       1,382,456

ADJUSTMENTS TO GROSS INCOME
    DISTRIBUTION:
        Corporate complimentary
            occupancy fees               1,466           1,989               2,952           3,587
        Occupancy fees                (140,935)       (131,790)           (302,638)       (255,948)
        Designated items               (35,022)        (20,653)            (88,954)        (54,312)
        Advisory Committee expenses     (2,097)         (1,661)             (9,816)         (7,424)
                                    ----------      ----------          ----------      ----------

POOLED INCOME                          595,477         684,726             925,025       1,068,359

ADJUSTMENTS TO POOLED INCOME:
        Hospitality suite fees           -               -                   -                  53
        Occupancy fees                 140,935         131,790             302,638         255,948
                                    ----------      ----------          ----------      ----------

NET INCOME DISTRIBUTION             $  736,412      $  816,516          $1,227,663      $1,324,360
                                    ==========      ==========          ==========      ==========

    Average daily distribution      $    29.36      $    32.01          $    15.84      $    17.17
    Average room rate               $   123.03      $   114.85          $    99.45      $    98.15
    Room nights                         13,912          16,432              30,092          32,019
    Occupancy percentage                  55.5%           64.4%               38.8%           41.5%
    Average number of available
        units                              273             277                 284             282
    Number of units in Rental Pool
        at end of period                   293             302               -               -


 These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                      TAMARRON RENTAL POOL LEASE OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
      FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                               DISTRIBUTION FUND

                                                     Current Quarter                       Year-to-Date
                                                -------------------------           ------------------------
                                                  1997            1996                 1997            1996
                                                ----------      ----------          ----------      ----------
BALANCE, beginning of period                    $       -       $       -           $       -       $       -

ADDITIONS:
    Amounts available for distribution             736,412         816,516           1,227,663       1,324,360
    Interest received or receivable from
        Maintenance Escrow Fund                        204             480                 589           2,807

REDUCTIONS:
    Amounts withheld for Maintenance Escrow Fund   (70,470)        (65,895)           (151,325)       (127,975)
    Amounts accrued or paid to participants       (666,146)       (751,101)         (1,076,927)     (1,199,192)
                                                ----------      ----------          ----------      ----------
BALANCE, end of period                          $       -       $       -           $       -       $       -
                                                ==========      ==========          ==========      ==========

                                             MAINTENANCE ESCROW FUND

BALANCE, beginning of period                    $  206,837      $  336,079          $  197,548      $  328,336

ADDITIONS:
    Amounts withheld from occupancy fees            70,470          65,895             151,325         127,975
    Interest earned                                    204             480                 589           2,807
    Reimbursement of designated items               35,022          20,653              88,954          54,312
    Charges to participants to establish
        or restore escrow balances                   7,564          85,132              23,859         227,764

REDUCTIONS:
    Maintenance and inventory charges              (40,840)        (30,995)            (93,068)       (119,617)
    Refurbishing charges                           (14,206)        (98,167)            (38,875)       (191,716)
    Interest accrued or paid to
        Distribution Fund                             (204)           (480)               (589)         (2,807)
    Designated items                               (35,022)        (20,653)            (88,953)        (54,313)
    Refunds to participants as prescribed
        by Master Lease Agreement                   (2,966)         (8,223)            (13,931)        (23,020)
                                                ----------      ----------          ----------      ----------

BALANCE, end of period                          $  226,859      $  349,721          $  226,859      $  349,721
                                                ==========      ==========          ==========      ==========



 These statements were repared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.