Form 10-Q
period 1998-06-30
GOLF HOST RESORTS INC
filed 1998-08-14
CIK 42429

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          ----------------------------

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                          ----------------------------

                         For Quarter Ended June 30, 1998

                          Commission File No. 2-64309

                             GOLF HOST RESORTS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


Colorado                                            84-0631130
-------------------------------                     ------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

36750 US 19 N., Palm Harbor, Florida                34684
----------------------------------------            ---------
(Address of principal executive offices)            (Zip Code)


(970) 259-2000
---------------------------------------------------
(Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements
for the past 90 days. Yes X   No
                         ---    ---

     Issuer has no common stock subject to this report.

                                  Page 1 or 18

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                                 BALANCE SHEETS


                                     ASSETS
                          (Substantially all pledged)


                                                          JUNE 30,      DECEMBER 31,
                                                           1998            1997
                                                        -----------     -----------
                                                        (unaudited)
CURRENT ASSETS:
     Cash                                               $    54,447     $    56,090
     Restricted cash                                      2,978,561       2,238,767
     Accounts receivable, net                             4,985,561       5,472,228
     Inventories and supplies                             1,405,981       1,899,598
     Prepaid expenses and other assets                      787,544         684,497
     Intercompany receivables                             2,394,123       2,857,240
                                                        -----------     -----------
                                                         12,606,217      13,208,420

     Assets held for sale                                10,740,847       9,038,309
                                                        -----------     -----------

          Total current assets                           23,347,064      22,246,729

     INTANGIBLES, net                                    32,443,728      32,879,352

     PROPERTY AND EQUIPMENT, at cost, less
          accumulated depreciation and amortization      38,157,621      35,725,251

     OTHER ASSETS                                         2,173,984       1,996,301
                                                        -----------     -----------

                                                        $96,122,397     $92,847,633
                                                        ===========     ===========

The accompanying notes are an integral part of these financial statements

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                                 BALANCE SHEETS

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                         JUNE 30,       DECEMBER 31,
                                                           1998            1997
                                                        -----------     -----------
                                                        (unaudited)
CURRENT LIABILITIES:

     Accounts payable                                   $ 6,610,019     $ 7,854,720
     Accrued expenses                                     5,767,787       5,552,488
     Deposits and prepaid fees                            2,022,797       2,907,472
                                                        -----------     -----------


          Total current liabilities                      14,400,603      16,314,680
                                                        -----------     -----------

LONG-TERM OBLIGATIONS                                    80,712,166      77,999,163
DEFERRED INCOME TAXES (Note 3)                                   --      13,134,558
                                                        -----------     -----------

          Total liabilities                              95,112,769     107,448,401
                                                        -----------     -----------

SHAREHOLDER'S EQUITY (DEFICIT)
     Common stock, $1 par, 5,000 shares
          authorized, issued, and outstanding                 5,000           5,000
     5.6% cumulative preferred
          stock, $1 par, 4,577,000
          shares authorized, issued, and outstanding      4,577,000       4,577,000
     Paid-in capital                                    (13,557,000)    (13,557,000)
     Retained earnings (deficit)                          9,984,628      (5,625,768)
                                                        -----------     -----------

          Total shareholder's equity (deficit)            1,009,628     (14,600,768)
                                                        -----------     -----------

     Total liabilities and shareholder's
          equity (deficit)                              $96,122,397     $92,847,633
                                                        ===========     ===========

     The accompanying notes are an integral part of these financial statements.

                             GOLF HOST RESORTS, INC.
                              STATEMENTS OF INCOME
                 (a wholly owned subsidiary of Golf Hosts, Inc.)
                                   (unaudited)

                                                    Quarter       Seven day       84 day       Six months      Seven day
                                                     ended       period ended   period ended      ended       period ended
                                                 June 30, 1998  June 30, 1997  June 23, 1997  June 30, 1998  June 30, 1997
                                                 -------------  -------------  -------------  -------------  -------------
REVENUES:
    Resort facilities                            $   4,586,871  $     346,283  $   4,106,527  $  12,406,347  $     346,283
    Food and beverage                                4,358,864        275,690      3,485,895      9,364,667        275,690
    Golf                                             4,090,597        236,227      3,745,237     10,238,702        236,227
    Other                                            1,958,387        122,733      1,442,607      3,962,913        122,733
    Real estate activities                                   -              -              -              -              -
                                                 -------------  -------------  -------------  -------------  -------------
                                                    14,994,719        980,933     12,780,266     35,972,629        980,933
                                                 -------------  -------------  -------------  -------------  -------------
COSTS AND OPERATING EXPENSES:
    Resort facilities                                3,502,391        308,252      3,805,167      8,818,985        308,252
    Food and beverage                                2,854,922        203,215      2,475,719      6,085,295        203,215
    Golf                                             1,862,878        112,614      1,538,916      3,841,072        112,614
    Other                                            3,549,683        347,802      3,707,736      7,445,023        347,802
    General and administrative                       1,252,384         93,495      1,221,000      2,369,060         93,495
    Real estate activities                                   -              -          1,989              -              -
                                                 -------------  -------------  -------------  -------------  -------------
                                                    13,022,258      1,065,378     12,750,527     28,559,435      1,065,378
                                                 -------------  -------------  -------------  -------------  -------------
OPERATING (LOSS) INCOME                              1,972,461        (84,445)        29,739      7,413,194        (84,445)

INTEREST, NET                                        2,478,750        160,000        480,143      4,719,067        160,000
                                                 -------------  -------------  -------------  -------------  -------------

(LOSS) INCOME BEFORE INCOME TAXES                     (506,289)      (244,445)      (450,404)     2,694,127       (244,445)

PARENT INCOME TAX CHARGE (BENEFIT)                    (818,543)       (91,667)      (234,400)       381,614        (91,667)
                                                 -------------  -------------  -------------  -------------  -------------
INCOME (LOSS) BEFORE EXTRAORDINARY
    ITEMS                                              312,254       (152,778)      (216,004)     2,312,513       (152,778)

GAIN FROM CHANGE IN TAX STATUS                      13,426,039              -              -     13,426,039              -

LOSS ON EARLY EXTINGUISHMENT OF
    LONG TERM DEBT (NET OF TAXES OF $155,400)                -              -       (288,600)             -              -
                                                 -------------  -------------  -------------  -------------  -------------
NET INCOME (LOSS)                                   13,738,293       (152,778)      (504,604)    15,738,552       (152,778)
DIVIDEND REQUIREMENTS ON
    PREFERRED STOCK                                     64,078          4,929         59,149        128,156          4,929
                                                 -------------  -------------  -------------  -------------  -------------
NET CHANGE IN EARNINGS (DEFICIT)                 $  13,674,215  ($    157,707) ($    563,753) $  15,610,396  ($    157,707)
                                                 =============  =============  =============  =============  =============
EARNINGS (LOSS) PER COMMON SHARE                 $    2,734.84  ($      31.54) ($     112.75) $    3,122.08  ($      31.54)
                                                 =============  =============  =============  =============  =============

                                                    174 day
                                                  period ended
                                                 June 23, 1997
REVENUES:                                        -------------
    Resort facilities                            $  10,775,626
    Food and beverage                                8,106,385
    Golf                                             9,347,282
    Other                                            3,340,715
    Real estate activities                             180,000
                                                 -------------
                                                    31,750,008
                                                 -------------

COSTS AND OPERATING EXPENSES:
    Resort facilities                                9,083,194
    Food and beverage                                5,591,373
    Golf                                             3,247,628
    Other                                            7,672,813
    General and administrative                       2,374,385
    Real estate activities                              90,618
                                                 -------------
                                                    28,060,011
                                                 -------------
OPERATING (LOSS) INCOME                              3,689,997

INTEREST, NET                                          945,481
                                                 -------------

(LOSS) INCOME BEFORE INCOME TAXES                    2,744,516

PARENT INCOME TAX CHARGE (BENEFIT)                     967,800
                                                 -------------

INCOME (LOSS) BEFORE EXTRAORDINARY
    ITEMS                                            1,776,716

GAIN FROM CHANGE IN TAX STATUS                               -

LOSS ON EARLY EXTINGUISHMENT OF
    LONG TERM DEBT (NET OF TAXES OF $155,400)         (288,600)
                                                 -------------

NET INCOME (LOSS)                                    1,488,116

DIVIDEND REQUIREMENTS ON
    PREFERRED STOCK                                    123,227
                                                 -------------
NET CHANGE IN EARNINGS (DEFICIT)                 $   1,364,889
                                                 =============
EARNINGS (LOSS) PER COMMON SHARE                 $      272.98
                                                 =============

The accompanying notes are an integral part of these financial statements.

                             GOLF HOST RESORTS, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                                   (unaudited)


                                    $1 Par Value           5.6% Cumulative
                                    Common Stock           Preferred Stock                       Retained          Total
                                  -------------------   ---------------------     Paid-In        Earnings      Shareholder's
                                   Shares     Amount     Shares      Amount       Capital        (Deficit)    Equity (Deficit)
                                  --------   --------   ---------   ---------   ------------   ------------   ----------------
Balance, December 31, 1996           5,000   $  5,000   4,577,000  $4,577,000   $  2,329,447   $  8,157,197     $ 15,068,644
                                  --------   --------   ---------  ----------   ------------   ------------     ------------

Notes receivable distribution            -          -           -           -              -     (3,941,666)      (3,941,666)

Net change in earnings                   -          -           -           -              -      1,364,889        1,364,889
                                  --------   --------   ---------  ----------   ------------   ------------     ------------

Balance, June 23, 1997               5,000   $  5,000   4,577,000  $4,577,000   $  2,329,447   $  5,580,420     $ 12,491,867
                                  ========   ========   =========  ==========   ============   ============     ============

----------------------------------------------------------------------------------------------------------------------------


Balance, June 24, 1997               5,000   $  5,000   4,577,000  $4,577,000   ($ 4,582,000)  $          -     $          -

Distribution to shareholder              -          -           -           -     (8,975,000)             -       (8,975,000)

Net change in deficit                    -          -           -           -              -     (5,625,768)      (5,625,768)
                                  --------   --------   ---------  ----------   ------------   ------------     ------------

Balance, December 31, 1997           5,000      5,000   4,577,000   4,577,000    (13,557,000)    (5,625,768)     (14,600,768)

Net change in earnings                   -          -           -           -              -     15,610,396       15,610,396
                                  --------   --------   ---------  ----------   ------------   ------------     ------------

Balance, June 30, 1998               5,000   $  5,000   4,577,000  $4,577,000   ($13,557,000)  $  9,984,628     $  1,009,628
                                  ========   ========   =========  ==========   ============   ============     ============

   The accompanying notes are an integral part of these financial statements.

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                            STATEMENTS OF CASH FLOWS

                                                            Six months        Seven day         174 day
                                                              ended         period ending     period ended
                                                             June 30,          June 30,         June 23,
                                                               1998              1997             1997
                                                           -------------    -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                     $  15,738,552    ($    152,778)    $   1,488,116
     Noncash items included in income:
          Provision for bad debts                                      -                -            89,609
          Depreciation and amortization                        1,431,639            7,480         1,282,510
          Gain from change in tax status                     (13,426,039)
     Decrease in deferred tax                                    291,481          (91,667)                -
     Changes in operating working capital                     (1,441,673)         236,965        (2,059,667)
                                                           -------------    -------------     -------------
     Cash provided by operations                               2,593,960                -           800,568
                                                           -------------    -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     (Decreases) increases in other assets                      (177,683)               -            62,302
     Purchases of property and equipment                      (3,416,166)               -        (1,517,431)
     Net recovery of cost of property and
          equipment sold or retired                              (12,219)               -                 -
     Increase in assets held for sale                         (1,702,538)               -                 -
     Reductions in notes receivable                                    -                -         1,185,120
                                                           -------------    -------------     -------------
          Cash (used for) investing                           (5,308,606)               -          (270,009)
                                                           -------------    -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Decreases in long-term obligations                         (355,987)               -                 -
     Additional borrowings                                     3,068,990                -         1,514,587
     Proceeds from sale of company                                     -                -        63,524,946
     Repayment of existing debt                                        -                -       (25,037,262)
     Proceeds to selling shareholders                                  -                -       (38,046,827)
                                                           -------------    -------------     -------------
          Cash provided by financing                           2,713,003                -         1,955,444
                                                           -------------    -------------     -------------
NET (DECREASE) INCREASE IN CASH                                   (1,643)               -         2,486,003
CASH, BEGINNING OF PERIOD                                         56,090        2,974,688           488,685
                                                           -------------    -------------     -------------
CASH, END OF PERIOD                                        $      54,447    $   2,974,688     $   2,974,688
                                                           =============    =============     =============

NONCASH FINANCING AND INVESTING ACTIVITIES:

Preferred stock dividend liability of Golf Hosts, Inc.
     satisfied through the intercompany account            $     128,156    $       4,929     $     123,227

The Company transferred its investment in
     GTA to GHI                                            $           -    $   8,975,000     $           -

OTHER INFORMATION

Interest paid in cash                                      $   1,933,198    $           -     $     965,117

Income taxes paid in cash                                  $           -    $           -     $     118,090

   The accompanying notes are an integral part of these financial statements.

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997



(1)  ORGANIZATION, BUSINESS, LIQUIDITY AND ACCOUNTING POLICIES

     During the quarter, there was no significant change from the 10-K filing on December 31, 1997.

     Financial Statement Presentation

     Certain reclassifications have been made to the June 1997 financial statements to conform to the December 1997 presentation.

(2)  LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:

                                                                  JUNE 30,         DECEMBER 31,
                                                                    1998              1997
                                                                -------------     -------------
              Participating mortgage note at varying pay
                  rates maturing in 2027                        $  69,725,000     $  69,975,000

              $9,000,000 participating mortgage note
                  credit facility                                   6,093,152         3,024,163

              Mortgage note at 6.34%, maturing in 2002              4,894,014         5,000,000
                                                                -------------     -------------

                                                                $  80,712,166     $  77,999,163
                                                                =============     =============

(3)  INCOME TAXES

     On April 17, 1998, the Company filed an election with the Internal Revenue Service to change its tax status to a qualified subchapter S subsidiary effective February 3, 1998. As as result of this election all deferred tax liability has been removed from the balance sheet and reflected as an extraordinary item in the statements of income.

                            GOLF HOST RESORTS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For purposes of discussing comparative results of operations for 1998 and 1997, the results of operations of Tamarron, which are included in Assets Held for Sale at June 30, 1998, are included.

Guest occupancy for the quarter, measured in room nights, increased 8.1% from the level of the prior year. On a divisional basis, Innisbrook's occupancy rose 9.7% while Tamarron experienced a decline in occupancy of .6%. The increase in Innisbrook's occupancy occurred primarily in conference room nights while golf groups and social room nights posted a modest improvement.

Revenues from resort operations on a per occupied room basis increased 12.2% from $334.22 to $373.57. The improved guest spending is primarily attributable to Innisbrook, which enjoyed a 24% increase in gross operating revenue while Tamarron's gross operating revenue rose only 3%. In addition to higher occupancy levels, Innisbrook's average room rate improved 8.4%. Food and beverage revenue posted a 29.5% improvement as the increased room nights were generated entirely by conference business and the revenue per meal increased 6.5%. Innisbrook golf revenues also reflected improved spending per occupied room as revenue per player rose 5.5%. On a divisional basis, Innisbrook's and Tamarron's revenue per occupied room for the second quarter of 1998 and 1997 were $393.04 and $267.41 as compared to $348.82 and $257.55, respectively. As a result of the improved occupancy and guest spending, total resort operations revenues rose $2.9 million, or 21%. Real estate activities did not generate revenue in the second quarter of either year. Six of the nine Pine Ridge homesites remain unsold.

Relative to total resort operations revenues, costs and operating expenses declined to 90.8% as compared to 100.7% in 1997. At Innisbrook, gross operating income grew 22.8% as relative departmental operating expense levels remained in line with the revenue growth. Fixed charges and other expenses approximated the prior year as increased marketing costs and management fees were offset by a 16.0% decline in rental pool distribution expense. Tamarron's cost and operating expenses grew slightly to 136.2% of revenues as compared to 132.6% the prior year.

FINANCIAL CONDITION AND LIQUIDITY

The Company's working capital position (exclusive of Assets Held for Sale) was a deficit of $1,794,000 as compared to a deficit of $3,106,000 at December 31, 1997. The Company typically experiences seasonal fluctuations in its net working capital position without normally impairing its ability to pay trade creditors in a timely manner and satisfy its financial obligations in an orderly fashion.

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

Item 4. Submission of matters to a Vote of Security Holders

        Not applicable.

Item 5. Other Information

        Pursuant to an agreement with the SEC staff, included in this 10-Q filing are unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation for the quarter and six months ended June 30, 1998.

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



                            GOLF HOST RESORTS, INC.





Date:  8/14/98                         By: /s/  Merrick Kleeman
      ------------------               ---------------------------
                                       Merrick Kleeman
                                       President



Date:  8/14/98                          By: /s/  R.L. Akin
      ------------------               ---------------------------
                                       Richard L. Akin
                                       Vice President and Treasurer

                          RENTAL POOL LEASE OPERATIONS


The following unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation (the Rental Pools) are for the quarter and six months ended June 30, 1998 and 1997.

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

                     INNISBROOK RENTAL POOL LEASE OPERATION
                                 BALANCE SHEETS
                             JUNE 30, 1998 AND 1997

                               DISTRIBUTION FUND

                                                   1998          1997
                                                ----------     ----------
                                     ASSETS

RECEIVABLE FROM GOLF HOST RESORTS, INC
     FOR DISTRIBUTION - FULLY SECURED           $1,843,159     $1,982,583
INTEREST RECEIVABLE FROM MAINTENANCE
     ESCROW FUND                                    22,127         29,522
                                                ----------     ----------

                                                $1,865,286     $2,012,105
                                                ==========     ==========

                  LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION            $1,447,419     $1,464,014
DUE TO MAINTENANCE ESCROW FUND                     417,867        318,529
RESERVE FOR ESTIMATED LIFE-SAFETY
     REIMBURSEMENT                                       -        229,562
PARTICIPANTS' FUND                                       -              -
                                                ----------     ----------
                                                $1,865,286     $2,012,105
                                                ==========     ==========

                            MAINTENANCE ESCROW FUND

                                     ASSETS

CASH AND CASH EQUIVALENTS                       $1,862,745     $2,134,454
INVENTORIES                                              -              -
RECEIVABLES FROM DISTRIBUTION FUND                 417,867        318,529
INTEREST RECEIVABLE                                 31,295         29,135
                                                ----------     ----------
                                                $2,311,907     $2,482,118
                                                ==========     ==========

                  LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                $   17,716     $      378
INTEREST PAYABLE TO DISTRIBUTION FUND               22,127         29,522
CARPET CARE RESERVE                                 19,509         34,293
PARTICIPANTS' FUND BALANCES                      2,252,555      2,417,925
                                                ----------     ----------
                                                $2,311,907     $2,482,118
                                                ==========     ==========

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                     INNISBROOK RENTAL POOL LEASE OPERATION
                            STATEMENTS OF OPERATIONS
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                DISTRIBUTION FUND

                                                  Current Quarter                       Year-to-Date
                                           -----------------------------       ------------------------------
                                              1998              1997              1998               1997
                                           -----------       -----------       ------------       -----------
GROSS REVENUES                             $ 4,648,684       $ 3,761,563       $ 12,393,503       $ 9,643,218
                                           -----------       -----------       ------------       -----------

DEDUCTIONS:
   Agents' commissions                         209,030            54,459            459,819           157,076
   Credit card fees                             37,556                 -            119,857                 -
   Audit fees                                    3,250             3,000              6,499             6,100
                                           -----------       -----------       ------------       -----------
                                               249,836            57,459            586,175           163,176
                                           -----------       -----------       ------------       -----------

ADJUSTED GROSS REVENUES                      4,398,848         3,704,104         11,807,328         9,480,042
AMOUNT RETAINED BY LESSEE                   (2,190,295)       (1,740,929)        (5,880,163)       (4,455,619)
                                           -----------       -----------       ------------       -----------

GROSS INCOME DISTRIBUTION                    2,208,553         1,963,175          5,927,165         5,024,423

ADJUSTMENTS TO GROSS INCOME
   DISTRIBUTION:
       Management fee                         (238,143)                -           (636,865)                -
       Marketing fee                          (129,896)                -           (347,380)                -
       Miscellaneous pooled expense            (12,666)                -            (38,009)                -
       Corporate complimentary
            occupancy fee                        9,544             4,574             16,553             8,494
       Westin Associate room fees                7,960                 -              7,960                 -
       Occupancy fees                         (469,464)         (424,702)        (1,052,771)         (920,252)
       Advisory Committee expenses              (6,883)          (25,601)           (16,408)          (54,313)
       Life-safety reimbursement                     -           (47,596)                 -          (229,562)
                                           -----------       -----------       ------------       -----------

NET INCOME DISTRIBUTION                      1,369,005         1,469,850          3,860,245         3,828,790

ADJUSTMENTS TO NET INCOME
  DISTRIBUTION:
       Occupancy fees                          469,464           424,702          1,052,771           920,252
       Hospitality suite fees                      134             2,059                134             5,081
       Greens fees                               3,236            20,890              8,759            56,680
       Additional participation credit           1,320            17,485              2,640            35,320
                                           -----------       -----------       ------------       -----------

AMOUNT AVAILABLE FOR
  DISTRIBUTION TO PARTICIPANTS               1,843,159         1,934,986          4,924,549         4,846,123
                                           ===========       ===========       ============       ===========

Average daily distribution                 $     23.23       $     23.59       $      32.53       $     31.06
Average room rate                          $    121.83       $    108.20       $     143.93       $    127.50
Occupied room nights                            38,156            34,766             86,107            75,633
Available room nights                           79,347            80,026            151,408           156,048
Occupancy percentage                              48.1%             42.4%              56.9%             48.5%
Average number of available units                  872               901                837               862

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                    INNISBROOK RENTAL POOL OPERATION
          STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
      FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                           DISTRIBUTION FUND

                                                            Current Quarter                   Year-to-Date
                                                    ----------------------------      ----------------------------
                                                       1998             1997             1998            1997
                                                    -----------      -----------      -----------      -----------

BALANCE, beginning of period                         $        -      $         -       $        -       $        -

ADDITIONS:
   Amounts available for distribution
       before life-safety reimbursement               1,843,159        1,800,617        4,924,549        4,893,720
   Interest received or receivable from
       Maintenance Escrow Fund                           22,127           29,522           43,103           51,584

REDUCTIONS:
   Amount withheld for Maintenance Escrow Fund         (417,867)        (318,529)        (937,145)        (690,194)
   Amounts held in reserve for estimated
       life-safety reimbursement                              -          (47,596)               -         (229,562)
   Amounts accrued or paid to participants           (1,447,419)      (1,464,014)      (4,030,507)      (4,025,548)
                                                    -----------      -----------      -----------      -----------

BALANCE, end of period                              $         -      $         -      $         -       $        -
                                                    ===========      ===========      ===========      ===========

                                                     MAINTENANCE ESCROW FUND

BALANCE, beginning of period                        $ 2,231,466      $ 2,329,421      $ 1,901,616      $ 1,734,415

ADDITIONS:
   Amounts withheld from occupancy fees                 417,867          318,529          937,145          690,194
   Interest earned                                       22,127           29,522           43,103           51,584
   Charges to participants to establish
      or restore escrow balances                         43,976          377,022          127,779          830,345

REDUCTIONS:
   Maintenance charges                                 (382,848)        (564,468)        (577,062)        (776,068)
   Carpet care reserve deposit                           (9,389)          (8,497)         (21,055)         (22,994)
   Interest accrued or paid to
     Distribution Fund                                  (22,127)         (29,522)         (43,103)         (51,584)
   Refunds to participants as prescribed
     by Master Lease Agreement                          (48,517)         (34,082)        (115,868)         (37,967)
                                                    -----------      -----------      -----------      -----------

BALANCE, end of period                              $ 2,252,555      $ 2,417,925      $ 2,252,555      $ 2,417,925
                                                    ===========      ===========      ===========      ===========


These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                      TAMARRON RENTAL POOL LEASE OPERATION
                                 BALANCE SHEETS
                             JUNE 30, 1998 AND 1997

                               DISTRIBUTION FUND

                                                                    1998              1997
                                                                -------------     -------------
                                     ASSETS

CASH                                                            $       1,000     $       1,000
RECEIVABLE FROM GOLF HOST RESORTS, INC
     FOR DISTRIBUTION                                                 283,690           256,200
INTEREST RECEIVABLE FROM MAINTENANCE
     ESCROW FUND                                                          376               132
                                                                -------------     -------------
                                                                $     285,066     $     257,332
                                                                =============     =============

                  LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                            $     235,763     $     190,016
DUE TO MAINTENANCE ESCROW FUND                                         49,303            67,316
PARTICIPANTS' FUND BALANCES                                                 -                 -
                                                                -------------     -------------
                                                                $     285,066     $     257,332
                                                                =============     =============

                            MAINTENANCE ESCROW FUND

                                     ASSETS

CASH AND CASH EQUIVALENTS                                       $      33,553     $      13,301
DUE FROM DISTRIBUTION FUND                                             49,303            67,316
INTEREST RECEIVABLE                                                         -                 -
INVENTORY:
     Linen                                                             44,147           114,241
     Materials and supplies                                            15,274            17,224
DEPOSITS                                                                    -                 -
                                                                -------------     -------------
                                                                $     142,277     $     212,082
                                                                =============     =============

                  LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                                $      18,687     $       5,113
INTEREST PAYABLE TO DISTRIBUTION FUND                                     376               132
PARTICIPANTS' FUND BALANCES                                           123,214           206,837
                                                                -------------     -------------
                                                                $     142,277     $     212,082
                                                                =============     =============

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management's, include all adjustments which are necessary for a fair presentation.

                      TAMARRON RENTAL POOL LEASE OPERATION
                             STATEMENT OF OPERATIONS
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                DISTRIBUTION FUND

                                                       Current Quarter                   Year-to-Date
                                                  -------------------------       -----------------------------
                                                    1998            1997             1998               1997
                                                  ---------       ---------       -----------       -----------
GROSS REVENUES                                    $ 632,602       $ 579,286       $ 1,119,210       $ 1,280,976
                                                  ---------       ---------       -----------       -----------

DEDUCTIONS:
   Agents' commission                                 9,633          12,418            59,305            70,465
   Sales and marketing expenses                      47,445          46,345            83,941           102,480
   Audit fees                                         2,972           2,600             5,573             5,200
                                                  ---------       ---------       -----------       -----------
                                                     60,050          61,363           148,819           178,145
                                                  ---------       ---------       -----------       -----------

ADJUSTED GROSS REVENUES                             572,552         517,923           970,391         1,102,831
MANAGEMENT FEE                                     (286,276)       (258,961)         (485,195)         (551,415)
                                                  ---------       ---------       -----------       -----------
GROSS INCOME DISTRIBUTION                           286,276         258,962           485,196           551,416

ADJUSTMENTS TO GROSS INCOME
   DISTRIBUTION:
       Corporate complimentary occupancy fees           428             864               735             1,486
       Occupancy fees                               (66,085)        (66,586)         (129,648)         (161,703)
       Designated items                             (15,259)        (33,021)          (31,878)          (53,932)
       Advisory Committee expenses                   (3,014)         (3,626)           (5,941)           (7,719)
                                                  ---------       ---------       -----------       -----------
POOLED INCOME                                       202,346         156,593           318,464           329,548

ADJUSTMENTS TO POOLED INCOME:
       Hospitality suite fees                             -               -           632,602                 -
       Occupancy fees                                66,085          66,586           129,648           161,703
                                                  ---------       ---------       -----------       -----------

NET INCOME DISTRIBUTION                           $ 268,431       $ 223,179       $ 1,080,714       $   491,251
                                                  =========       =========       ===========       ===========

       Average daily distribution                 $   10.14       $    8.34       $      8.60       $      9.37
       Average room rate                          $   96.20       $   87.49       $     87.47       $     79.17
       Room nights                                    6,576           6,621            12,795            16,180
       Occupancy percentage                            24.8%           24.7%             24.6%             30.9%
       Average number of available units                291             294               288               290


These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                  TAMARRON RENTAL POOL LEASE OPERATION
           STATEMENT OF CHANGE IN PARTICIPANTS' FUND BALANCES
      FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                           DISTRIBUTION FUND

                                                            Current Quarter                 Year-to-Date
                                                        ------------------------      ------------------------
                                                          1998           1997           1998           1997
                                                        ---------      ---------      ---------      ---------
BALANCE, beginning of period                            $       -      $       -      $       -      $       -

ADDITIONS:
    Amounts available for distribution                    268,431        223,179        448,112        491,251
     Interest received or receivable from
         Maintenance Escrow Fund                              376            132            778            385


REDUCTIONS:
     Amounts withheld for Maintenance Escrow Fund         (33,044)       (33,295)       (64,828)       (80,855)
     Amounts accrued or paid to participants             (235,763)      (190,016)      (384,062)      (410,781)
                                                        ---------      ---------      ---------      ---------

BALANCE, end of period                                  $       -      $       -      $       -      $       -
                                                        =========      =========      =========      =========


                        MAINTENANCE ESCROW FUND

BALANCE, beginning of period                            $ 172,418      $ 210,371      $ 165,522      $ 197,548

ADDITIONS:
      Amounts withheld from occupancy fees                 33,044         33,295         64,828         80,855
      Interest earned                                         376            132            778            385
      Reimbursement of designated items                    15,259         33,021         31,878         53,932
      Charges to participants to establish
            or restore escrow balances                     96,422          4,209        201,694         16,295

REDUCTIONS:
      Maintenance and inventory charges                  (147,408)       (32,756)      (180,484)       (52,228)
      Refurbishing charges                                (29,334)        (2,237)      (120,588)       (24,668)
      Interest accrued or paid to Distribution Fund          (376)          (132)          (778)          (385)
      Designated items                                    (15,259)       (33,021)       (31,878)       (53,932)
      Refunds to participants as prescribed
            by Master Lease Agreement                      (1,928)        (6,045)        (7,758)       (10,965)
                                                        ---------      ---------      ---------      ---------

BALANCE, end of period                                  $ 123,214      $ 206,837        123,214      $ 206,837
                                                        =========      =========      =========      =========





These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.