Form 10-Q/A
period 1998-06-30
GOLF HOST RESORTS INC
filed 1998-08-14
CIK 42429

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

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            27 Financial Data Schedule (for SEC use only)*

        (b) Reports on Form 8-K

            None



----------
* As previously reported on 10-Q

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

                      TAMARRON RENTAL POOL LEASE OPERATION
                             STATEMENT OF OPERATIONS
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                DISTRIBUTION FUND

                                                       Current Quarter                   Year-to-Date
                                                  -------------------------       -----------------------------
                                                    1998            1997             1998               1997
                                                  ---------       ---------       -----------       -----------
GROSS REVENUES                                    $ 632,602       $ 579,286       $ 1,119,210       $ 1,280,976
                                                  ---------       ---------       -----------       -----------

DEDUCTIONS:
   Agents' commission                                 9,633          12,418            59,305            70,465
   Sales and marketing expenses                      47,445          46,345            83,941           102,480
   Audit fees                                         2,972           2,600             5,573             5,200
                                                  ---------       ---------       -----------       -----------
                                                     60,050          61,363           148,819           178,145
                                                  ---------       ---------       -----------       -----------

ADJUSTED GROSS REVENUES                             572,552         517,923           970,391         1,102,831
MANAGEMENT FEE                                     (286,276)       (258,961)         (485,195)         (551,415)
                                                  ---------       ---------       -----------       -----------
GROSS INCOME DISTRIBUTION                           286,276         258,962           485,196           551,416

ADJUSTMENTS TO GROSS INCOME
   DISTRIBUTION:
       Corporate complimentary occupancy fees           428             864               735             1,486
       Occupancy fees                               (66,085)        (66,586)         (129,648)         (161,703)
       Designated items                             (15,259)        (33,021)          (31,878)          (53,932)
       Advisory Committee expenses                   (3,014)         (3,626)           (5,941)           (7,719)
                                                  ---------       ---------       -----------       -----------
POOLED INCOME                                       202,346         156,593           318,464           329,548

ADJUSTMENTS TO POOLED INCOME:
       Hospitality suite fees                             -               -                 -                 -
       Occupancy fees                                66,085          66,586           129,648           161,703
                                                  ---------       ---------       -----------       -----------

NET INCOME DISTRIBUTION                           $ 268,431       $ 223,179       $   448,112       $   491,251
                                                  =========       =========       ===========       ===========

       Average daily distribution                 $   10.14       $    8.34       $      8.60       $      9.37
       Average room rate                          $   96.20       $   87.49       $     87.47       $     79.17
       Room nights                                    6,576           6,621            12,795            16,180
       Occupancy percentage                            24.8%           24.7%             24.6%             30.9%
       Average number of available units                291             294               288               290


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