Form 10-Q
period 1998-09-30
GOLF HOST RESORTS INC
filed 1998-11-13
CIK 42429

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                 ---------------


                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of The Securities Exchange Act of 1934


                                 ---------------


                      For Quarter Ended September 30, 1998

                           Commission File no. 2-64309

                             GOLF HOST RESORTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Colorado                                              84-0631130
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


  36750 US 19 N., Palm Harbor, Florida                              34684
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

                                 (727) 942-5518
              ----------------------------------------------------
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


                                     ASSETS
                           (Substantially all pledged)



                                                                          SEPTEMBER 30,       |      DECEMBER 31,
                                                                              1998            |          1997
                                                                          -------------       |      ------------
                                                                           (unaudited)        |
                                                                                              |
CURRENT ASSETS:                                                                               |
    Cash                                                                   $    44,996        |       $    56,090
    Restricted cash                                                          1,473,300        |         2,238,767
    Accounts receivable, net                                                 4,704,102        |         5,472,228
    Inventories and supplies                                                 1,667,588        |         1,899,598
    Prepaid expenses and other assets                                        1,183,426        |           684,497
    Intercompany receivables                                                 2,161,297        |         2,857,240
                                                                           -----------        |       -----------
                                                                            11,234,709        |        13,208,420
                                                                                              |
    Assets held for sale                                                    10,138,559        |         9,038,309
                                                                           -----------        |       -----------
                                                                                              |
         Total current assets                                               21,373,268        |        22,246,729
                                                                                              |
    INTANGIBLES, net                                                        31,557,941        |        32,879,352
                                                                                              |
    PROPERTY AND EQUIPMENT, at cost, less                                                     |
         accumulated depreciation and amortization                          40,278,778        |        35,725,251
                                                                                              |
    OTHER ASSETS                                                             2,165,889        |         1,996,301
                                                                           -----------        |       -----------
                                                                                              |
                                                                           $95,375,876        |       $92,847,633
                                                                           ===========        |       ===========



    The accompanying notes are an integral part of these financial statements.

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                 (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                                 BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                              SEPTEMBER 30,        |         DECEMBER 31,
                                                                                  1998             |             1997
                                                                              -------------        |         ------------
                                                                               (unaudited)         |
                                                                                                   |
CURRENT LIABILITIES:                                                                               |
     Accounts payable                                                          $  9,033,614        |         $  7,854,720
     Accrued expenses                                                             5,386,443        |            5,552,488
     Deposits and prepaid fees                                                    2,618,200        |            2,907,472
                                                                               ------------        |         ------------
                                                                                                   |
          Total current liabilities                                              17,038,257        |           16,314,680
                                                                               ------------        |         ------------
                                                                                                   |
LONG-TERM OBLIGATIONS                                                            82,386,501        |           77,999,163
DEFERRED INCOME TAXES                                                                     -        |           13,134,558
                                                                               ------------        |         ------------
                                                                                                   |
          Total liabilities                                                      99,424,758        |          107,448,401
                                                                               ------------        |         ------------
                                                                                                   |
SHAREHOLDER'S (DEFICIT)                                                                            |
     Common stock, $1 par, 5,000 shares                                                            |
          authorized, issued, and outstanding                                         5,000        |                5,000
     5.6% cumulative preferred                                                                     |
          stock, $1 par, 4,577,000                                                                 |
          shares authorized, issued,                                                               |
          and outstanding                                                         4,577,000        |            4,577,000
     Paid-in capital                                                            (13,557,000)       |          (13,557,000)
     Retained (deficit)                                                           4,926,118        |           (5,625,768)
                                                                               ------------        |         ------------
                                                                                                   |
          Total shareholder's (deficit)                                          (4,048,882)       |          (14,600,768)
                                                                               ------------        |         ------------
                                                                                                   |
     Total liabilities and shareholder's                                                           |
          (deficit)                                                            $ 95,375,876        |         $ 92,847,633
                                                                               ============        |         ============



   The accompanying notes are an integral part of these financial statements.

                             GOLF HOST RESORTS, INC.
                              STATEMENTS OF INCOME
                 (a wholly owned subsidiary of Golf Hosts, Inc.)
                                   (unaudited)


                                               Quarter Ended September 30,  ||  Nine Months   |     99 Day            174 Day
                                              ----------------------------  ||     Ended      |  Period Ended      Period Ended
                                                                            ||  September 30, |  September 30,       June 23,
                                                  1998            1997      ||      1998      |      1997              1997
                                              -----------     -----------   ||  ------------  |   -----------      ------------
                                                           |                ||                |
REVENUES:                                                  |                ||                |
    Resort facilities                         $ 2,402,941  |  $ 1,738,987   ||   $14,809,288  |   $ 2,085,270      $10,775,626
    Food and beverage                           1,944,683  |    1,421,176   ||    11,309,350  |     1,696,866        8,106,385
    Golf                                        1,876,610  |    1,877,970   ||    12,115,312  |     2,114,198        9,347,282
    Other                                       1,142,866  |      667,050   ||     5,105,779  |       789,783        3,340,715
    Real estate activities                              -  |            -   ||             -  |             -          180,000
                                              -----------  |  -----------   ||   -----------  |   -----------      -----------
                                                7,367,100  |    5,705,183   ||    43,339,729  |     6,686,117       31,750,008
                                              -----------  |  -----------   ||   -----------  |   -----------      -----------
                                                           |                ||                |
COSTS AND OPERATING EXPENSES:                              |                ||                |
    Resort facilities                           2,143,596  |    1,949,972   ||    10,962,581  |     2,258,224        9,083,194
    Food and beverage                           1,469,145  |    1,307,088   ||     7,554,440  |     1,510,303        5,591,373
    Golf                                        1,537,987  |    1,221,933   ||     5,379,059  |     1,334,547        3,247,628
    Other                                       3,478,545  |    2,866,716   ||    10,923,568  |     3,214,518        7,672,813
    General and administrative                  1,422,971  |      828,991   ||     3,792,029  |       922,486        2,374,385
    Real estate activities                              -  |            -   ||             -  |             -           90,618
                                              -----------  |  -----------   ||   -----------  |   -----------      -----------
                                               10,052,244  |    8,174,700   ||    38,611,677  |     9,240,078       28,060,011
                                              -----------  |  -----------   ||   -----------  |   -----------      -----------
                                                           |                ||                |
OPERATING (LOSS) INCOME                        (2,685,144) |   (2,469,517)  ||     4,728,052  |    (2,553,961)       3,689,997
                                                           |                ||                |
INTEREST, NET                                   2,309,290  |    2,055,237   ||     7,028,357  |     2,215,237          945,481
                                              -----------  |  -----------   ||   -----------  |   -----------      -----------
                                                           |                ||                |
(LOSS) INCOME BEFORE INCOME TAXES              (4,994,434) |   (4,524,754)  ||    (2,300,305) |    (4,769,198)       2,744,516
                                                           |                ||                |
PARENT INCOME TAX CHARGE (BENEFIT)                      -  |   (1,743,614)  ||       381,614  |    (1,835,281)         967,800
                                              -----------  |  -----------   ||   -----------  |   -----------     ------------
                                                           |                ||                |
(LOSS) INCOME BEFORE EXTRAORDINARY                         |                ||                |
    ITEMS                                      (4,994,434) |   (2,781,140)  ||    (2,681,919) |    (2,933,917)       1,776,716
                                                           |                ||                |
GAIN FROM CHANGE IN TAX STATUS                          -  |            -   ||    13,426,039  |             -                -
                                                           |                ||                |
LOSS ON EARLY EXTINGUISHMENT OF                            |                ||                |
    LONG TERM DEBT (NET OF TAXES                           |                ||                |
    OF $155,400)                                        -  |            -   ||             -  |             -         (288,600)
                                              -----------  |  -----------   ||   -----------  |   -----------     ------------
                                                           |                ||                |
NET (LOSS) INCOME                              (4,994,434) |   (2,781,140)  ||    10,744,120  |    (2,933,917)       1,488,116
                                                           |                ||                |
DIVIDEND REQUIREMENTS ON                                   |                ||                |
    PREFERRED STOCK                                64,078  |       64,078   ||       192,234  |        69,007          123,227
                                              -----------  |  -----------   ||   -----------  |   -----------     ------------
                                                           |                ||                |
NET CHANGE IN EARNINGS (DEFICIT)              $(5,058,512) |  $(2,845,218)  ||   $10,551,886  |   $(3,002,924)    $  1,364,889
                                              ===========     ===========   ||   ===========  |   ===========     ============
                                                           |                ||                |
(LOSS) EARNINGS PER COMMON SHARE              $ (1,011.70) |  $   (569.04)  ||   $  2,110.38  |   $   (600.58)    $     272.98
                                              ===========  |  ===========   ||   ===========  |   ===========     ============

   The accompanying notes are an integral part of these financial statements.

                            GOLF HOST RESORTS, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                                  (UNAUDITED)



                                 $1 Par Value           5.6% Cumulative
                                 Common Stock           Preferred Stock                         Retained             Total
                               ----------------    -----------------------        Paid-In      (Deficit)         Shareholder's
                               Shares    Amount     Shares         Amount         Capital       Earnings       (Deficit) Equity
                               ------    ------    --------       --------        -------      ---------       ----------------

Balance, December 31, 1996      5,000    $5,000    4,577,000    $ 4,577,000    $  2,329,447    $ 8,157,197       $ 15,068,644

Notes receivable
   distribution                     -         -            -              -               -     (3,941,666)        (3,941,666)

Net change in earnings              -         -            -              -               -      1,364,889          1,364,889
                                -----    ------    ---------    -----------    ------------    -----------       ------------

Balance, June 23, 1997          5,000    $5,000    4,577,000    $ 4,577,000    $  2,329,447    $ 5,580,420       $ 12,491,867
                                =====    ======    =========    ===========    ============    ===========       ============
-----------------------------------------------------------------------------------------------------------------------------

Balance, June 24, 1997          5,000    $5,000    4,577,000    $ 4,577,000    $ (4,582,000)   $         -       $          -

Distribution to shareholder         -         -            -              -      (8,975,000)             -         (8,975,000)

Net change in deficit               -         -            -              -               -     (5,625,768)        (5,625,768)
                                -----    ------    ---------    -----------    ------------    -----------       ------------
Balance, December 31, 1997      5,000     5,000    4,577,000      4,577,000     (13,557,000)   $(5,625,768)      $(14,600,768)

Net change in earnings              -         -            -              -               -     10,551,886         10,551,886
                                -----    ------    ---------    -----------    ------------    -----------       ------------
Balance, September 30, 1998     5,000    $5,000    4,577,000    $ 4,577,000    $(13,557,000)   $ 4,926,118       $ (4,048,882)
                                =====    ======    =========    ===========    ============    ===========       ============

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                 (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                            STATEMENTS OF CASH FLOWS

                                                       Nine months              99 day       |      174 day
                                                          ended              period ended    |   period ended
                                                    September 30, 1998    September 30, 1997 |  June 23, 1997
                                                    ------------------    ------------------ |------------------
                                                                                             |
CASH FLOWS FROM OPERATING ACTIVITIES:                                                        |
    Net (loss) income                                  $ 10,744,118          $(2,933,917)    |   $ 1,488,116
    Noncash items included in income:                                                        |
         Provision for bad debts                                  -                    -     |        89,609
         Depreciation and amortization                    3,003,035              852,993     |     1,282,510
    Decrease in deferred tax                            (13,134,558)          (1,660,807)    |             -
    Changes in operating working capital                  2,493,962            2,039,253     |    (2,059,667)
                                                       ------------          -----------     |   -----------
    Cash provided by operations                           3,106,557           (1,702,478)    |       800,568
                                                       ------------          -----------     |   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:                                                        |
    Decreases (increases) in other assets                  (356,231)               6,932     |        62,302
    Purchases of property and equipment                  (6,037,586)          (1,732,812)    |    (1,517,431)
    Decrease (increase) in assets held for sale          (1,100,250)             299,754     |             -
    Net recovery of cost of property and                                                     |
        equipment sold or retired                           (10,921)                   -     |             -
    Additions to notes receivable                                 -                    -     |             -
    Reductions in notes receivable                                -                    -     |     1,185,120
                                                       ------------          -----------     |   -----------
        Cash provided by (used for) investing            (7,504,988)          (1,426,126)    |      (270,009)
                                                                                             |
CASH FLOWS FROM FINANCING ACTIVITIES:                                                        |
    Net change in notes payable                                   -                    -     |             -
    Increases in long-term obligations                            -                    -     |             -
    Decreases in long-term obligations                     (355,987)                   -     |             -
    Increases in long-term intercompany                           -                    -     |             -
    Increases in long-term contingency                            -                    -     |             -
    Additional borrowings                                 4,743,324            1,073,748     |     1,514,587
    Proceeds from sale of company                                 -                    -     |    63,524,946
    Repayment of existing debt                                    -                    -     |   (25,037,262)
    Proceeds to selling shareholders                              -                    -     |   (38,046,827)
                                                       ------------          -----------     |   -----------
        Cash provided (used) for financing                4,387,337            1,073,748     |     1,955,444
                                                       ------------          -----------     |   -----------
NET (DECREASE) INCREASE IN CASH                             (11,094)          (2,054,856)    |     2,486,003
CASH, BEGINNING OF PERIOD                                    56,090            2,974,688     |       488,685
                                                       ------------          -----------     |   -----------
CASH, END OF PERIOD                                    $     44,996          $   919,832     |   $ 2,974,688
                                                       ============          ===========     |   ===========
                                                                                             |
NONCASH FINANCING AND INVESTING ACTIVITIES:                                                  |
                                                                                             |
Preferred stock dividend liability of Golf Hosts, Inc.                                       |
    satisfied through the intercompany account         $    192,234          $    69,007     |   $   123,227
                                                                                             |
The Company transferred its investment in                                                    |
    GTA to GHI                                         $          -          $ 8,975,000     |   $         -
                                                                                             |
OTHER INFORMATION                                                                            |
                                                                                             |
Interest paid in cash                                  $  2,048,798          $ 1,118,595     |   $   965,117
                                                                                             |
Income taxes paid in cash                              $          -          $         -     |   $   118,090


   The accompanying notes are an integral part of these financial statements.

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                 (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997



(1)  ORGANIZATION, BUSINESS, LIQUIDITY AND ACCOUNTING POLICIES

     During the quarter, there was no significant change from the 10-K filing on December 31, 1997.

     Financial Statement Presentation

     Certain reclassifications have been made to the September 1997 financial statements to conform to the December 1997 presentation.

(2)  LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:

                                                         SEPTEMBER 30,          DECEMBER 31,
                                                             1998                   1997
                                                         -------------          ------------
     Participating mortgage note at varying pay
         rates maturing in 2027                           $69,725,000           $69,975,000

     $9,000,000 participating mortgage note
         credit facility                                    7,767,487             3,024,163

     Mortgage note at 6.34%, maturing in 2002               4,894,014             5,000,000
                                                          -----------           -----------

                                                          $82,386,501           $77,999,163
                                                          ===========           ===========

(3)  INCOME TAXES

     On April 17, 1998, the Company filed an election with the Internal Revenue Service to change its tax status to a qualified subchapter S subsidiary effective February 3, 1998. As a result of this election all deferred tax liability has been removed from the balance sheet and reflected as an extraordinary item in the statements of income.

                            GOLF HOST RESORTS, INC.
                (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For purposes of discussing comparative results of operations for 1998 and 1997, the results of operations of Tamarron, which are included in Assets Held for Sale, are also utilized.

Guest occupancy for the quarter, measured in room nights, increased 8.7% from the level of the prior year. On a divisional basis, Innisbrook's occupancy rose 15.9% while Tamarron experienced a decline in occupancy of 1.8%. The largest increase in Innisbrook's occupancy occurred in conference room nights, although golf groups and social room nights posted significant improvements as well.

Revenues from resort operations on a per occupied room basis increased 7.3%, from $289.05 to $310.21. The improved guest spending is primarily attributable to Innisbrook, which enjoyed a 29.1% increase in gross operating revenue while Tamarron's gross operating revenue declined .6%. In addition to higher occupancy levels, Innisbrook's average room rate improved 19.2%, while food and beverage revenue posted a 36.8% improvement despite a 6.1% decline in meals served as the revenue per meal increased 47.9%, primarily due to two restaurants being re-themed. Innisbrook golf revenues approximated the prior year as revenue per player rose 4.5% while rounds played declined 4.4%. On a divisional basis, Innisbrook and Tamarron's revenue per occupied room for the third quarter of 1998 and 1997 were $315.15 and $301.76 as compared to $282.86 and $298.08, respectively. As a result of the improved occupancy and guest spending, total resort operations revenues rose $1.6 million, or 16.6%. Real estate activities did not generate revenue in the third quarter of either year. Four of the nine Pine Ridge homesites remain unsold; two Pine Ridge homesites were closed in October 1998.

Relative to total resort operations revenues, costs and operating expenses approximated the prior year on a percentage basis. At Innisbrook, gross operating income grew 45.1% as relative departmental operating expense levels rose 21.0% over the prior year while revenues increased at a 29.1% rate. At the same time, Innisbrook's fixed charges and other expenses increased 13.3% over the prior year, primarily due to marketing costs increasing 66.1% and management fees increasing 29.5% while insurance costs declined 56.3%. While Tamarron's gross operating revenue remained flat, its cost and operating expenses grew slightly to 48.6% of revenues as compared to 46.4% the prior year. Tamarron's fixed charges and other expenses declined 2.7% from the prior year's level, with a 157.7% increase in management fees being offset by a 118.4% decrease in maintenance expense.

Effective September 1, 1998, the Tamarron management agreement with Hilton Hotels Corporation was terminated. Sheraton Operating Corporation now manages Tamarron, which is doing business as The Sheraton Tamarron Resort.

FINANCIAL CONDITION AND LIQUIDITY

The Company's working capital position (exclusive of Assets Held for Sale) was a deficit of $5,804,000 as compared to a deficit of $3,106,000 at December 31, 1997. The Company typically experiences seasonal fluctuations in its net working capital position without normally impairing its ability to pay trade creditors in a timely manner and satisfy its financial obligations in an orderly fashion. Relative to these seasonal fluctuations, the Company has entered into an unsecured capital expenditure sharing agreement with Westin whereby Westin will fund 50% of capital expenditures incurred subsequent to the June 23, 1997 merger transaction in excess of $6,000,000, plus capital reserve requirements as defined. In addition, the Company has obtained a $5,000,000 accounts receivable line of credit from a major financial institution, with initial draws on the line occurring in October 1998.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Pursuant to an agreement with the SEC staff, included in the 10-Q filing are unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation for the quarter and nine months ended September 30, 1998.

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





                            GOLF HOST RESORTS, INC.


Date:  November 13, 1998                 By: /s/  Merrick Kleeman
      ------------------------------         ----------------------------------
                                              Merrick Kleeman
                                              President


Date:  November 13, 1998                 By: /s/  Richard L. Akin
      ------------------------------         ----------------------------------
                                              Richard L. Akin
                                              Vice President and Treasurer

                          RENTAL POOL LEASE OPERATIONS


The following unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation (the Rental Pools) are for the quarter and nine months ended September 30, 1998 and 1997.

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

                     INNISBROOK RENTAL POOL LEASE OPERATION
                                 BALANCE SHEETS
                          SEPTEMBER 30, 1998 AND 1997

                               DISTRIBUTION FUND

                                                                            1998                   1997
                                                                          --------              ----------
                                     ASSETS

RECEIVABLE FROM GOLF HOST RESORTS, INC.
    FOR DISTRIBUTION - FULLY SECURED                                    $  903,483              $1,140,133
INTEREST RECEIVABLE FROM MAINTENANCE
    ESCROW FUND                                                             24,030                  30,326
                                                                        ----------              ----------
                                                                        $  927,513              $1,170,459
                                                                        ==========              ==========

                  LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                                    $  670,103              $  778,608
DUE TO MAINTENANCE ESCROW FUND                                             257,410                 191,096
RESERVE FOR ESTIMATED LIFE-SAFETY
    REIMBURSEMENT                                                                -                 200,755
PARTICIPANTS' FUND BALANCES                                                      -                       -
                                                                        ----------              ----------
                                                                        $  927,513              $1,170,459
                                                                        ==========              ==========

                            MAINTENANCE ESCROW FUND

                                     ASSETS
CASH AND CASH EQUIVALENTS                                               $2,042,626              $1,888,704
INVENTORIES                                                                      -                       -
RECEIVABLE FROM DISTRIBUTION FUND                                          257,410                 191,096
INTEREST RECEIVABLE                                                         19,285                  33,383
                                                                        ----------              ----------
                                                                        $2,319,321              $2,113,183
                                                                        ==========              ==========

                  LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                                        $    5,844              $   40,453
INTEREST PAYABLE TO DISTRIBUTION FUND                                       24,030                  30,326
CARPET CARE RESERVE                                                          9,994                  31,651
PARTICIPANTS' FUND BALANCES                                              2,279,453               2,010,753
                                                                        ----------              ----------
                                                                        $2,319,321              $2,113,183
                                                                        ==========              ==========


These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                        INNISBROOK RENTAL POOL OPERATION
                            STATEMENTS OF OPERATIONS
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                               DISTRIBUTION FUND


                                                 Current Quarter                 Year-to-Date
                                           -------------------------      --------------------------
                                               1998          1997            1998            1997
                                               ----          ----            ----            ----
GROSS REVENUES                             $ 2,230,251    $1,734,022      $14,623,754    $11,377,240
                                           -----------    ----------      -----------    -----------
REDUCTIONS:
    Agents' commissions                         37,919        31,266          497,738        188,342
    Credit card fees                            21,328             -          141,185              -
    Audit fees                                   3,250         3,000            9,749          9,100
                                           -----------    ----------      -----------    -----------
                                                62,497        34,266          648,672        197,442

ADJUSTED GROSS REVENUES                      2,167,754     1,699,756       13,975,082     11,179,798
MANAGEMENT FEE                              (1,079,003)     (798,885)      (6,959,166)    (5,254,504)
                                           -----------    ----------      -----------    -----------
GROSS INCOME DISTRIBUTION                    1,088,751       900,871        7,015,916      5,925,294

ADJUSTMENTS TO GROSS INCOME
    DISTRIBUTION:
    Management fees                           (113,559)            -         (750,424)             -
    Marketing fee                              (61,942)            -         (409,322)             -
    Miscellaneous pooled expense               (20,274)            -          (58,283)             -
    Corporate complimentary
         occupancy fees                          9,601         5,202           26,154         13,696
    Westin Associate room fees                   4,370             -           12,330              -
    Occupancy fees                            (289,988)     (254,792)      (1,342,759)    (1,175,044)
    Advisory Committee expenses                 (6,115)      (25,230)         (22,523)       (79,543)
    Life-safety reimbursement                        -        28,807                -       (200,755)
                                           -----------    ----------      -----------    -----------
NET INCOME DISTRIBUTION                        610,844       654,858        4,471,089      4,483,648

ADJUSTMENTS TO NET INCOME
    DISTRIBUTION:
         Occupancy fees                        289,988       254,792        1,342,759      1,175,044
         Hospitality suite fees                      -         2,217              134          7,298
         Greens fees                             1,331        10,276           10,090         66,956
         Additional participation credits        1,320        17,235            3,960         52,555
                                             ---------    ----------      -----------    -----------
AMOUNT AVAILABLE FOR DISTRIBUTION
    TO PARTICIPANTS                          $ 903,483    $  939,378      $ 5,828,032    $ 5,785,501
                                             =========    ==========      ===========    ===========
         Average daily distribution          $   10.95    $    10.94      $     24.92    $     23.91
         Average room rate                   $   95.35    $    85.91      $    133.56    $    118.74
         Occupied room nights                   23,389        20,185          109,496         95,818
         Available room nights                  82,492        85,904          233,900        241,952
         Occupancy percentage                     28.4%         23.5%            46.8%          39.6%
         Average number of available units         897           934              857            886


These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                        INNISBROOK RENTAL POOL OPERATION
              STATEMENT OF CHANGES IN PARTICIPANTS' FUND BALANCES
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                               DISTRIBUTION FUND

                                                          Current Quarter                     Year-to-Date
                                                    ---------------------------      ----------------------------
                                                       1998             1997             1998             1997
                                                       ----             ----             ----             ----
BALANCE, beginning of period                        $        -      $         -      $         -      $         -

ADDITIONS:
    Amounts available for distribution
         before life-safety reimbursement              903,483          910,571        5,828,032        5,986,256
    Interest received or receivable from
         Maintenance Escrow Fund                        24,030           30,326           67,133           81,910

REDUCTIONS:
    Amount withheld for Maintenance Escrow Fund       (257,410)        (191,096)       1,194,555)        (881,290)
    Amounts held in reserve for estimated
         life-safety reimbursement                           -           28,807                -         (200,755)
    Amounts accrued or paid to participants           (670,103)        (778,608)      (4,700,610)      (4,986,121)
                                                    ----------      -----------      -----------      -----------

BALANCE, end of period                              $        -      $         -      $         -      $         -
                                                    ==========      ===========      ===========      ===========

                            MAINTENANCE ESCROW FUND

BALANCE, beginning of period                        $2,252,555      $ 2,417,925      $ 1,901,616      $ 1,734,415

ADDITIONS:
    Amounts withheld from occupancy fees               257,410          191,096        1,194,555          881,290
    Interest earned                                     24,030           30,326           67,133           81,910
    Charges to participants to establish
         or restore escrow balances                     34,104          164,492          161,883          994,837

REDUCTIONS:
    Maintenance charges                               (184,490)        (722,489)        (761,552)      (1,498,557)
    Carpet care reserve deposit                         (5,800)          (5,098)         (26,855)         (28,092)
    Interest accrued or paid to
         Distribution Fund                             (24,030)         (30,326)         (67,133)         (81,910)
    Refunds to participants as prescribed
         by Master Lease Agreement                     (74,326)         (35,173)        (190,194)         (73,140)
                                                    ----------      -----------      -----------      -----------
BALANCE, end of period                              $2,279,453      $ 2,010,753      $ 2,279,453      $ 2,010,753
                                                    ==========      ===========      ===========      ===========


These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                      TAMARRON RENTAL POOL LEASE OPERATION
                                 BALANCE SHEETS
                          SEPTEMBER 30, 1998 AND 1997

                               DISTRIBUTION FUND

                                                         1998            1997
                                                         ----            ----
                                     ASSETS

CASH                                                   $  1,000        $  1,000
RECEIVABLE FROM GOLF HOST RESORTS, INC.
   FOR DISTRIBUTION                                     754,275         771,434
INTEREST RECEIVABLE FROM MAINTENANCE
   ESCROW FUND                                              212             203
                                                       --------        --------
                                                       $755,487        $772,637
                                                       ========        ========

                  LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                   $666,442        $666,146
DUE TO MAINTENANCE ESCROW FUND                           89,045         106,491
PARTICIPANTS' FUND BALANCES                                   -               -
                                                       --------        --------
                                                       $755,487        $772,637
                                                       ========        ========

                            MAINTENANCE ESCROW FUND

                                     ASSETS

CASH AND CASH EQUIVALENTS                              $ 26,176        $ 21,598
DUE FROM DISTRIBUTION FUND                               89,045         106,491
INTEREST RECEIVABLE                                           -               -
INVENTORY:
   Linen                                                 56,313          89,480
   Materials and supplies                                12,281          13,643
DEPOSITS                                                      -               -
                                                       --------        --------
                                                       $183,815        $231,212
                                                       ========        ========

                  LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                       $  5,139        $  4,150
INTEREST PAYABLE TO DISTRIBUTION FUND                       212             203
PARTICIPANTS' FUND BALANCES                             178,464         226,859
                                                       --------        --------
                                                       $183,815        $231,212
                                                       ========        ========


These balance sheets were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                      TAMARRON RENTAL POOL LEASE OPERATION
                            STATEMENT OF OPERATIONS
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                        DISTRIBUTION FUND

                                             Current Quarter                  Year-to-Date
                                        ------------------------      --------------------------
                                            1998        1997             1998            1997
                                        -----------  -----------      -----------    -----------

GROSS REVENUES                          $1,671,867    $1,711,566      $ 2,791,077    $ 2,992,542
                                        ----------    ----------      -----------    -----------

REDUCTIONS:
   Sales and marketing expenses            125,390       136,925          209,331        239,405
   Agents' commissions                      33,540        27,916           92,845         98,381
   Audit fees                                3,714         2,595            9,287          7,795
                                        ----------    ----------      -----------    -----------
                                           162,644       167,436          311,463        345,581
                                        ----------    ----------      -----------    -----------
ADJUSTED GROSS REVENUES                  1,509,223     1,544,130        2,479,614      2,646,961
MANAGEMENT FEE                            (754,611)     (772,065)      (1,239,807)    (1,323,480)
                                        ----------    ----------      -----------    -----------
GROSS INCOME DISTRIBUTION                  754,612       772,065        1,239,807      1,323,481

ADJUSTMENTS TO GROSS INCOME
   DISTRIBUTION:
        Corporate complimentary
              occupancy fees                 1,191         1,466            1,926          2,952
         Occupancy fees                   (137,427)     (140,935)        (267,075)      (302,638)
         Designated items                  (19,329)      (35,022)         (51,207)       (88,954)
         Advisory Committee expenses        (1,527)       (2,097)          (7,468)        (9,816)
                                        ----------    ----------      -----------    -----------
POOLED INCOME                              597,520       595,477          915,983        925,025

ADJUSTMENTS TO POOLED INCOME:
        Hospitality suite fees                   -             -                -              -
        Occupancy fees                     137,427       140,935          267,075        302,638
                                        ----------    ----------      -----------    -----------
NET INCOME DISTRIBUTION                 $  734,947    $  736,412      $ 1,183,058    $ 1,227,663
                                        ==========    ==========      ===========    ===========
    Average daily distribution          $    29.97    $    29.36      $     15.44    $     15.84
    Average room rate                   $   122.53    $   123.03      $    105.57    $     99.45
    Occupied room nights                    13,644        13,912           26,439         30,092
    Available room nights                   24,525        25,070           76,635         77,505
    Occupancy percentage                      55.6%         55.5%            34.5%          38.8%
    Average number of available units          267           273              283            284
    Number of units in Rental Pool
        at end of period                       288           293                -              -

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                      TAMARRON RENTAL POOL LEASE OPERATION
              STATEMENT OF CHANGES IN PARTICIPANTS' FUND BALANCES
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                               DISTRIBUTION FUND

                                                          Current Quarter                 Year-to-Date
                                                     ------------------------      ----------------------------
                                                        1998           1997           1998              1997
                                                     ---------      ---------      -----------      -----------
BALANCE, beginning of period                         $       -      $       -      $         -      $         -

ADDITIONS:
   Amounts available for distribution                  734,947        736,412        1,183,059        1,227,663
   Interest received or receivable from
      Maintenance Escrow Fund                              212            204              990              589

REDUCTIONS:
   Amounts withheld for Maintenance Escrow Fund        (68,716)       (70,470)        (133,544)        (151,325)
   Amounts accrued or paid to participants            (666,443)      (666,146)      (1,050,505)      (1,076,927)
                                                     ---------      ---------      -----------      -----------

BALANCE, end of period                               $       -      $       -      $         -      $         -
                                                     =========      =========      ===========      ===========
                            MAINTENANCE ESCROW FUND

BALANCE, beginning of period                         $ 123,214      $ 206,837      $   165,522      $   197,548

ADDITIONS:
   Amounts withheld from occupancy fees                 68,716         70,470          133,544          151,325
   Interest earned                                         212            204              990              589
   Reimbursement of designated items                    19,329         35,022           51,207           88,954
   Charges to participants to establish
       or restore escrow balances                      147,266          7,564          348,960           23,859

REDUCTIONS:
   Maintenance and inventory charges                   (97,891)       (40,840)        (278,375)         (93,068)
   Refurbishing charges                                (57,664)       (14,206)        (178,252)         (38,875)
   Interest accrued or paid to Distribution Fund          (212)          (204)            (990)            (589)
   Designated items                                    (19,329)       (35,022)         (51,207)         (88,953)
   Refunds to participants as prescribed by
        Master Lease Agreement                          (5,177)        (2,966)         (12,935)         (13,931)
                                                     ---------      ---------      -----------      -----------

BALANCE, end of period                               $ 178,464      $ 226,859      $   178,464      $   226,859
                                                     =========      =========      ===========      ===========


These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.