Form 10-K
period 1998-12-31
GOLF HOST RESORTS INC
filed 1999-03-31
CIK 42429

                                    Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               -------------------

                                  ANNUAL REPORT

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   For the fiscal year ended December 31, 1998

                           Commission File No. 2-64309

                             GOLF HOST RESORTS, INC.

            State of Colorado Employer Identification No. 84-0631130

                  Post Office Box 3131, Durango, Colorado 81302

                         Telephone Number (303) 259-2000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

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

                                     PART I

ITEM 1.           BUSINESS

         Golf Host Resorts, Inc. (the "Company") was formed in July 1972 and is engaged in the operation of The Westin Innisbrook Resort in Tarpon Springs, Florida ("Innisbrook") and Tamarron Hilton Resort in Durango, Colorado ("Tamarron"). Innisbrook and Tamarron (the "Resorts") offer championship quality golf facilities, restaurant and conference facilities, recreational activities including swimming and tennis and related resort activities. The Resorts are managed by Westin Hotel Company and Sheraton Operating Corporation, respectively, under long-term management agreements. Hilton Hotels Corporation ("HHC") managed Innisbrook from April 1, 1993 to July 15, 1997 and Tamarron from December 1, 1995 to August 31, 1998. Prior to management by HHC, the Resorts were managed by the Company.

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

         The Company receives significant revenue from food and beverage sales, and from golf operations (primarily golf fees and merchandise sales). Also, during 1994, the Company undertook the development of nine residential homesites at Tamarron, identified as Estates at Tamarron-Highpoint. All of the homesites have been sold and closed with the last closing occurring in 1997. During 1995, the Company began a second development of nine residential homesites, Estates at Tamarron-Pine Ridge. Two of the sites were sold and closed during 1996, and four during 1998. Through the date of this filing, one homesite has been sold and closed during 1999.

         The majority of the condominium owners at the Resorts provide such apartments as resort accommodations under rental pool lease operations. The Resorts are the lessees under the lease operation agreements, which provide for the distribution of a percentage of room revenues, as defined, to participating condominium owners. Accordingly, the Company does not bear the expense of financing as well as certain operating costs of the rental units.

         Condominium ownership, simply stated, is a realty subdivision in which the individual "lots" are apartment units. Instead of owning a plot of ground, the condominium owner owns the air space where his condominium unit is located. This leaves substantial properties in interest which are not individually owned, e.g., the underlying land, roadways, foundations, exterior wall and roofs, garden areas, utility lines, et cetera. These areas are termed "common property" or "common elements" and each condominium owner has an undivided fractional interest in such property. The condominium owners at each of the Resorts establish an "Association of Condominium Owners" to administer and maintain such property and to conduct business of the condominium owners, such as maintaining insurance on the real property, upkeep of the structures, maintenance of the grounds, and provisions for certain utilities. The Association assesses fees to defray such expenses and to establish necessary reserves. Such charges, if not timely paid, may constitute a lien upon the separate condominium units. Each condominium owner must pay ad valorem property taxes and assessments for electricity, and to such matters independent of the other unit owners. These expenses would be incurred by owners of condominium units, regardless of an election to participate in the rental pool. With respect to governing the affairs of the Association, which is subject to state statutes, the participating condominium owners are accorded one (1) vote per condominium unit owned.

The percentages of the foregoing revenue components to total revenues are as follows:


                                               191 DAY          174 DAY
                                             PERIOD ENDED     PERIOD ENDED
                                     1998      12/31/97          6/23/97      1996
     REVENUES
        Resort facilities            34.0%       31.5%            33.9%      33.1%
        Food and beverage            27.0%       27.6%            25.5%      26.5%
        Golf                         26.7%       31.1%            29.5%      28.2%
        Other                        12.3%        9.8%            10.5%      10.9%
        Real estate activities        0.0%        0.0%             0.6%       1.3%
                                    -----       -----            -----      -----
        Total                       100.0%      100.0%           100.0%     100.0%
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

ITEM 2.           DESCRIPTION OF PROPERTIES

         Innisbrook is a condominium resort project situated on approximately 850 acres of land located in the northern portion of Pinellas County, Florida, near the Gulf of Mexico. It is north of Clearwater (approximately 9 miles) and west of Tampa (approximately 20 miles). There are 938 condominium units, 36 of which are strictly residential, with the balance eligible for rental pool participation. Of these units, 746, on average, participate in the rental pool. The resort complex includes 72 holes of golf; three practice ranges; three clubhouses with retail golf, food and beverage outlets; three conference and exhibit buildings; five swimming pools; a themed water attraction; a recreation center; tennis facility and numerous administrative and support structures.

         Tamarron is a condominium resort project situated on approximately 730 acres of land located in the northern portion of La Plata County, Colorado. It is north of Durango (approximately 18 miles) and south of Silverton (approximately 28 miles). The property is surrounded on three sides by the San Juan National Forest and is readily accessible via U. S. Highway 550. There are 381 condominium units, all of which are eligible for rental pool participation. Approximately 281 units, on average, participate in the rental pool. The resort complex includes 18 holes of golf; a practice range; an indoor swimming pool; several restaurants and lounges; a conference facility; a tennis complex and numerous administrative and support facilities and structures.

         During 1994 and 1995, approximately 24 acres of land at Tamarron were set aside for the Estates at Tamarron residential homesite development. As of this filing, 16 homesites have been sold and closed, with the two remaining improved homesites under contract and nine additional homesites in the preliminary stages of development.

         At December 31, 1998, the properties are encumbered by various mortgages totaling $83,316,848. Reference is made to Note 6 of Notes to Consolidated Financial Statements of Golf Host Resorts, Inc. and Subsidiary contained elsewhere in this filing for a more detailed description of these mortgages.

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

         There are a total of 1,283 condominium units allowing rental pool participation by their owners, of which three are owned by a subsidiary of the Company, Golf Host Condominium, Inc. (GHC). Of the units not owned by GHC, 1,259 were sold under Registration Statements effective through March 1, 1983. The remaining 21 units were sold via private offerings exempt from registration with the Securities and Exchange Commission. The condominium units not owned by the Company or its affiliate are held by 1,145 different owners.

         The condominium units sold by the Company, allowing rental pool participation, are deemed to be securities because of the rental pool feature (see Item 1); however, there is no market for such securities other than the normal real estate market.

         Since the security is real estate, no dividends have been paid or will be paid.

ITEM 6.           SELECTED FINANCIAL DATA


                                            191 DAY PERIOD   |   174 DAY PERIOD
                            YEAR ENDED           ENDED       |        ENDED
                           DECEMBER 31,      DECEMBER 31,    |      JUNE 23,                  YEAR ENDED DECEMBER 31,
                               1998              1997        |        1997              1996          1995             1994
                                                             |
                                                             |
Operating revenue          $58,184,711      $ 18,023,753     |     $31,750,008      $57,710,742   $56,535,735      $52,573,941
                           -----------      ------------     |     -----------      -----------   -----------      -----------
                                                             |
Net income (loss)          $ 7,822,846      $ (5,492,683)    |     $ 1,488,116      $ 1,370,523   $ 1,375,917      $   393,919
                           -----------      ------------     |     -----------      -----------   -----------      -----------
                                                             |
Net income (loss) per                                        |
 common share              $  1,513.31      $  (1,125.15)    |     $    272.98      $    222.84   $    223.92      $     27.52
                           -----------      ------------     |     -----------      -----------   -----------      -----------
                                                             |
Total assets               $98,807,861      $ 92,897,633     |     $        --      $53,135,194   $52,822,127      $50,579,114
                           -----------      ------------     |     -----------      -----------   -----------      -----------
                                                             |
Notes payable              $83,436,029      $ 77,999,163     |     $        --      $28,474,570   $30,001,491      $28,861,345
                           -----------      ------------     |     -----------      -----------   -----------      -----------
                                                             |
Cash dividends per                                           |
 common share              $        --      $         --     |     $        --      $        --   $        --      $        --
                           -----------      ------------     |     -----------      -----------   -----------      -----------


ITEM 7.           RESULTS OF OPERATIONS

         1998 COMPARED TO 1997

         For purposes of discussing comparative results from operations for 1998 and 1997, the results for the periods prior to and subsequent to the June 23, 1997 merger transaction, described in Note 1 to the financial statements, are combined.

         Guest occupancy during the last three years, measured by room nights, was as follows:



                                      Total                       % Change
                                      -----                       --------
            1998                      176,861                        11.4
            1997                      158,807                        (9.8)
            1996                      176,149                         (.5)


         Revenues from resort operations rose 17.3% due to the above occupancy change coupled with an increase in guest spending per room night of 5.3%, or $328.98 as compared with the prior year $312.29. The net increase in room nights results from a 16.7% increase in occupied rooms at Innisbrook and an 8.0% decline in occupied rooms at Tamarron. Tamarron transitioned from management by Hilton Hotels Corporation to Sheraton Operating Corporation effective September 1, 1998. The decline in Tamarron room nights relates partially to the management transition and also to inconsistent airline transportation into the Durango, Colorado area. The growth in Innisbrook's room nights occurred in conference and golf groups as social room nights were consistent with the prior year. The increase reflects the benefit of a 23.8% increase in marketing expenditures at Innisbrook and the transition to Westin as manager.

         Non-real estate operating income increased $7,289,000 from the prior year. Resort facilities operating income rose $4,544,000 because of the occupancy improvement noted above coupled with the below noted change in the Innisbrook master lease agreement. Food and beverage operating income rose $1,953,000, or 54.1% as related revenues grew $2,662,000. Meals served increased 12.6 %, while the revenue per cover improved 11.2% as restaurants were rethemed to a higher quality presentation. Food and beverage operating costs rose a moderate $709,000, or 7.5%, reflecting the increased level of higher margin conference dining. Golf revenue was $610,000 greater than the prior year as rounds played rose 5.8% and the revenue per round played rose .9%. The slight rise in golf operating income of $257,000, or 3%, resulted from poor weather conditions during the first half of the year. This caused reduced play and higher maintenance costs on the courses. Other revenue increased $2,030,000 while the related costs and operating expenses rose $1,837,000.

         A new Innisbrook master lease agreement between the Company and the condominium owners was effective January 1, 1998. The terms of the new agreement are outlined in the Notes to Financial Statements of the Innisbrook Rental Pool Lease Operation included in this filing. The effect of the new agreement is to change the effective rate of distribution of room revenue from 52% to the condominium owners and 48% to the Company in 1997 to 60% to the Company and 40% to the condominium owners in 1998. While the previous master lease agreement remains in effect, over 92% of rental pool participants elected to participate in the new agreement in 1998. As a result, Innisbrook's rental pool distribution expense declined 4.2% while the related revenues increased 30.9%.

         The installation of Sheraton Operating Corporation as the manager of Tamarron, coupled with increased capital expenditures there, is anticipated to have a significant favorable impact on Tamarron's guest spending and occupancy. The installation of the $3.4 million Loch Ness pool at Innisbrook, which opened during July 1998, is anticipated to significantly increase Innisbrook's summer occupancy levels and favorably impact the remainder of the year as well. The Company also opened an additional 9 holes of golf at Innisbrook, reconfiguring a 27-hole course into two 18-hole courses. Coupled with access to 18 holes at a nearby course, Lost Oaks of Innisbrook, this alleviates the shortage of tee times relative to available guestrooms previously experienced during the peak winter season.

         General and administrative expenses declined $342,000 from the prior year. The decline results from nonrecurring expense items in 1997. These items resulted from the sale of the Company and the transition to Westin management at Innisbrook. These one-time charges were partially replaced in 1998 by a full year of intangible asset amortization.

         Loss on assets held for sale increased from $0 in 1997 to $3,294,000 in 1998. The loss in 1998 is due to holding period costs and operating losses from assets classified as held for sale by management. Assets held for sale consist of Tamarron and certain other non-operating assets at Innisbrook. These losses resulted from several factors, including a decline in occupied rooms at Tamarron, the transition from management by Hilton Hotels Corporation to Sheraton Operating Corporation effective September 1, 1998, allocated interest expense and expenditures necessary to maintain the operating assets at Tamarron at their current recorded value.

         Interest, net increased from $4,777,000 in 1997 to $8,073,000. The increase resulted from the significant increase in debt in June 1997 as a result of the sale of the Company, coupled with an increase in draws during 1998 from the Company's available credit facilities.

         In 1998, the Company opened a $3.4 million pool at Innisbrook. The pool includes water slides, water falls, a beach area, a large Jacuzzi and a food and beverage outlet. This addition is anticipated to increase the resort's ability to draw family-oriented business. Innisbrook also refurbished the interior and exterior of its conference facilities, as well as the interior of two restaurants. Other significant capital expenditures at Innisbrook include the reconfiguration of a portion of a golf course. Further significant expenditures planned for 1999 include the dramatic expansion of the central clubhouse, including the relocation of the guest reception area, at a cost of approximately $9,500,000, and the addition of a $6,000,000 upscale health spa. A major refurbishment program of guestrooms by the condominium owners will also begin in the summer of 1999. Significant capital expenditures at Tamarron in 1998 included the upgrade of the restaurant patio area, the construction of an outdoors recreational area for group functions and the refurbishment/expansion of the fitness and spa area. Approximately $1,500,000 of capital additions are planned for Tamarron in 1999, including a major conference center and restaurant refurbishment/reconfiguration and electronic systems enhancements. Funds to finance the Innisbrook capital expenditures, in addition to the Innisbrook capital replacement fund, are anticipated to come from the release of the GTA Additional Collateral discussed below as well as additional financing from GTA. Tamarron additions will be financed primarily through working capital and the proceeds from Tamarron lot sales that occurred in 1998 and will occur in 1999, as discussed below.

         The Company sold four residential homesites at Tamarron in 1998 while one such homesite was sold and closed in 1997. The costs of sales for the 1998 transactions are included in loss on assets held for sale in the consolidated statement of operations. The net proceeds of these sales were used to reduce certain debt by $355,000 and provide $638,000 of funds for 1998 and 1999 Tamarron capital additions. As of the date of this filing, one residential homesite at Tamarron has been sold and closed in 1999. The two remaining improved homesites are scheduled to close in 1999. The Company is planning to begin improvements on nine additional homesites at Tamarron during 1999.

         1997 COMPARED TO 1996

         Revenues from resort activities for 1997 declined nearly 13% from the 1996 levels due to lower occupancy and guest spending per occupied room night resulting from the sale of the Company. The operating income margin declined from an income of $4,041,000 in 1996 to a loss of $1,153,000 in 1997. In addition to lower margins attendant to the decline in occupancy and guest spending, nonrecurring costs relative to the sale of the Company, as well as the beginning of the amortization of intangibles and pre-opening costs, contributed to the decline.

         INCOME TAX STATUS

         Reference is made to the Notes to Consolidated Financial Statements regarding income taxes.

         FINANCIAL CONDITION AND LIQUIDITY

         During October 1998, the Company acquired a $5,000,000 line of credit collateralized by Innisbrook's accounts receivable. In addition, the Company has attained the Additional Collateral release ratio under its loan agreement with Golf Trust of America, L.P. (GTA) as discussed in the Notes to Financial Statements. This should result in the release in early 1999 of more than $6,600,000 of Company funds held by GTA. The Company also has an agreement with Westin whereby cash deficiencies, as defined, arising from the Innisbrook operation will be temporarily funded by Westin.

         The Company's working capital position at December 31, 1997, excluding assets held for sale, was $87,000 as compared with a deficit of $2,186,000 at December 31, 1998. The Company typically experiences seasonal fluctuations in its net working capital position without impairing its ability to pay trade creditors in a timely manner and satisfy its financial obligations in an orderly fashion.

         Based on existing cash levels and the additional cash sources discussed above, the Company assesses its liquidity as satisfactory.

         YEAR 2000 ISSUE

         The Company has carefully reviewed the impact of the Year 2000 issues on its information technology and other electronic systems as well as its vendors and suppliers. It has determined the consequences of its Year 2000 issues do not have a material impact on either the future operating results or financial condition of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Consolidated Financial Statements


                                                                                                         Page
                                                                                                         ----

         Reports of Independent Certified Public Accountants                                              F-1
         Consolidated Balance Sheets at December 31, 1998 and 1997                                        F-3
         Consolidated Statements of Operations for the year ended December 31, 1998, the
           191-day period ended December 31, 1997, the 174-day period ended June 23, 1997,
           and the year ended December 31, 1996                                                           F-4
         Consolidated Statements of Changes in Shareholder's (Deficit) Equity for the two years
           ended December 31, 1998                                                                        F-5
         Consolidated Statements of Cash Flows for the year ended December 31, 1998, the
           191-day period ended December 31, 1997, the 174-day period ended June 23, 1997,
           and for the year ended December 31, 1996                                                       F-6
         Notes to Consolidated Financial Statements                                                       F-7
         Innisbrook Rental Pool Lease Operation Financial Statements                                     F-18
         Tamarron Rental Pool Lease Operation Financial Statements                                       F-28



         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 9.      CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         Name / Position                                   Age      Five-Year Principal Occupation
         ---------------                                   ---      ------------------------------
         Merrick R. Kleeman                                35       Managing Director, Starwood Capital Group
         President, Secretary and Director

         Jeffrey R. Rosenthal                              47       Chief Operating Officer, Starwood Capital
         Senior Vice President                                        Group (April 1997 - present)
                                                                    Chief Financial Officer, Reyes Holdings
                                                                      (February 1996 - April 1997)
                                                                    Chief Financial Officer, JBM Realty Company
                                                                      (December 1987 - February 1996)

         Jerome C. Silvey                                  41       Chief Financial Officer, Starwood Capital
         Senior Vice President                                        Group

         Richard L. Akin                                   53       Vice President and Treasurer, Golf Host
         Vice President and Treasurer                                 Resorts, Inc.



All directors and officers serve a one-year term or until their successors are elected.

ITEM 11.          EXECUTIVE COMPENSATION

         All items for Golf Host Resorts, Inc., except those set forth below, have been omitted as not applicable or not required.

         SUMMARY COMPENSATION TABLE

         The following table sets forth the remuneration paid, distributed or accrued by Golf Host Resorts, Inc. and its parent, Golf Hosts, Inc., during the three years in the period ended December 31, 1998, to the Company's executive officers.


                                                                                                  OTHER           ALL OTHER
                                                          FISCAL      SALARY AND                  ANNUAL        COMPENSATION
NAME AND PRINCIPAL POSITION                                YEAR       COMMISSION      BONUS    COMPENSATION          (3)

Golf Hosts, Inc.
Stanley D. Wadsworth (1) and (2)                            1998      $     --      $    --      $    --      $       --
  President and Chief Executive Officer                     1997            --           --           --              --
                                                            1996       153,000       15,400           --          14,492

Richard S. Ferreira (1) and (2)                             1998            --           --           --              --
  Executive Vice President and Chief Financial Officer      1997            --           --           --              --
                                                            1996       148,600       15,600           --           7,473

Richard L. Akin (2)                                         1998            --           --           --              --
  Vice President and Treasurer                              1997            --           --           --              --
                                                            1996            --           --           --              --

(1)      Resigned effective June 23, 1997

(2) Total of annual salary and bonus was not greater than $100,000 for the years where dollar amounts are not presented.

(3) Includes Company 401(k) matching contributions of $400 annually for each named executive officer, life insurance premiums, medical reimbursement and the value of Company provided vehicles.

         PENSION PLAN

         The Company and its parent, Golf Hosts, Inc., provided a supplemental retirement income plan (the Plan) for officers who had completed 15 years of service, were employed at age 65 by the Company and retired, and were elected to participate in the Plan by the Golf Hosts, Inc. Board of Directors. The Plan provided an annual income of $10,000 for a period of 10 years.

         Concurrent with the sale of the Company and Golf Hosts, Inc., the Plan was terminated and the related liability, which approximated $297,000, was distributed in cash to the participants.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

    (a)           Security ownership of certain beneficial owners:


                                               NAME AND ADDRESS OF            AMOUNT BENEFICIALLY           PERCENT OF
                 TITLE OF CLASS                 BENEFICIAL OWNER                     OWNED                    CLASS

               Golf Host Resorts, Inc.:

               Common                        Golf Hosts, Inc.                         5,000                    100%
                                             Three Pickwick Plaza
                                             Suite 250
                                             Greenwich, CT  06830

               Golf Hosts, Inc.:

               Common                        Golf Host Holdings, Inc.                     1                    100%
                                             Three Pickwick Plaza
                                             Suite 250
                                             Greenwich, CT  06830



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

         As part of the terms of the new management agreement for Innisbrook, Westin guaranteed minimum cash flow to Innisbrook. The terms of the agreement provide that if incentive cash flow, as defined, is less than the minimum annual payment, as defined, for the operating year, Westin will advance Innisbrook the shortage up to $2.5 million with the advance being repayable when the Company has available cash, as defined. In addition, the Company signed an agreement under which Westin will provide 50% of the funding for approved capital expenditures incurred subsequent to the Acquisition in excess of $6 million, plus capital reserve requirements, as defined.

    (b)           Certain Business Relationships

                  Lewis H. Hill, III, Secretary and Director of the Company through June 22, 1997, is a retired partner of and, at that time, counsel to the law firm of Foley & Lardner, the Company's general counsel through June 22, 1997.

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

    (d)           Transactions with Promoters

                  Not applicable

                                    PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

    (a)1.         Financial Statements:

                  Golf Host Resorts, Inc. and Subsidiary (included in Item 8)

                  Innisbrook Rental Pool Lease Operation Financial Statements together with Report of Independent Certified Public Accountants

                  Tamarron Rental Pool Lease Operation Financial Statements together with Report of Independent Certified Public Accountants

       2.         Financial Statement Schedules of Golf Host Resorts, Inc.

                  None

    (b)           Reports on Form 8-K

                  Not applicable.

    (c)           Exhibits

                  27 - Financial Data Schedule (for SEC use only).

                  Financial statement schedules required by this Item are listed in the index appearing in Item 8 of this report.

                                   SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.


                                    GOLF HOST RESORTS, INC.


By:  /s/ M.R. Kleeman                     By:   /s/ R.L. Akin
    -------------------------------             ----------------------------
     Merrick R. Kleeman                         Richard L. Akin
     President                                  Vice President and Treasurer


Dated:  March 29, 1999

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholder and Board of Directors of Golf Host Resorts, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and changes in shareholder's (deficit) equity and of cash flows present fairly, in all material respects, the financial position of Golf Host Resorts, Inc. and subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998, for the 191 day period ended December 31, 1997 and for the 174 day period ended June 23, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. The financial statements of Golf Host Resorts, Inc. for the year ended December 31, 1996 were audited by other independent accountants whose report dated March 21, 1997 expressed an unqualified opinion on those statements.





PricewaterhouseCoopers LLP

Tampa, Florida
March 3, 1999

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Golf Host Resorts, Inc.



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

                                                 ARTHUR ANDERSEN LLP

Tampa, Florida
March 21, 1997

GOLF HOST RESORTS, INC. AND SUBSIDIARY


CONSOLIDATED BALANCE SHEETS


                                                                                 DECEMBER 31,
                                                                        1998                      1997

CURRENT ASSETS
  Cash                                                              $  1,396,404              $     56,090
  Restricted cash                                                        705,297                 2,238,767
  Accounts receivable, net                                             6,680,506                 5,349,156
  Other receivables                                                      864,671                   123,072
  Inventories and supplies                                             2,057,450                 1,899,598
  Prepaid expenses and other assets                                    1,061,668                   684,497
  Note receivable from GHI                                             1,349,823                        --
  Intercompany receivables                                                    --                 2,857,240
                                                                    ------------              ------------
                                                                      14,115,819                13,208,420
  Assets held for sale                                                12,684,302                 9,038,309
                                                                    ------------              ------------
                                                                      26,800,121                22,246,729

INTANGIBLES, NET                                                      28,547,188                32,879,352
PROPERTY AND EQUIPMENT, NET                                           41,585,829                35,725,251
OTHER ASSETS                                                           1,874,723                 1,996,301
                                                                    ------------              ------------
      Total assets                                                  $ 98,807,861              $ 92,847,633
                                                                    ============              ============

CURRENT LIABILITIES
  Accounts receivable line of credit                                $  3,832,443              $         --
  Accounts payable                                                     3,110,889                 4,274,910
  Accrued payroll costs                                                1,203,240                 1,136,127
  Accrued interest                                                       697,703                   586,660
  Other accounts payable and accrued expenses                          3,340,324                 4,215,826
  Deposits and prepaid fees                                            3,657,913                 2,907,472
  Intercompany payables                                                  459,520                        --
                                                                    ------------              ------------
                                                                      16,302,032                13,120,995
NOTES PAYABLE                                                         83,416,053                77,999,163
OTHER LONG-TERM LIABILITIES                                            4,353,543                 3,193,685
DEFERRED INCOME TAXES                                                  1,770,467                13,134,558
                                                                    ------------              ------------
      Total liabilities                                              105,842,095               107,448,401
                                                                    ------------              ------------

SHAREHOLDER'S DEFICIT
  Common stock, $1 par, 5,000 shares authorized,
   issued and outstanding                                                  5,000                     5,000
  5.6% cumulative preferred stock, $1 par, 4,577,000
   shares authorized, issued and outstanding                           4,577,000                 4,577,000
  Paid-in capital                                                    (13,557,000)              (13,557,000)
  Retained earnings (deficit)                                          1,940,766                (5,625,768)
                                                                    ------------              ------------
      Total shareholder's deficit                                     (7,034,234)              (14,600,768)
                                                                    ------------              ------------
      Total liabilities and shareholder's deficit                   $ 98,807,861              $ 92,847,633
                                                                    ============              ============



        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              191 DAY     |      174 DAY
                                        YEAR ENDED         PERIOD ENDED   |   PERIOD ENDED        YEAR ENDED
                                        DECEMBER 31,       DECEMBER 31,   |      JUNE 23,        DECEMBER 31,
                                            1998               1997       |       1997               1996
                                                                          |
Revenues:                                                                 |
  Resort facilities                     $ 19,759,350       $  5,695,294   |   $ 10,775,626       $19,087,031
  Food and beverage                       15,734,890          4,966,112   |      8,106,385        15,298,357
  Golf                                    15,561,161          5,604,215   |      9,347,282        16,261,342
  Other                                    7,129,310          1,758,132   |      3,340,715         6,289,034
  Real estate activities                          --                 --   |        180,000           774,978
                                        ------------       ------------   |   ------------       -----------
                                          58,184,711         18,023,753   |     31,750,008        57,710,742
                                        ------------       ------------   |   ------------       -----------
Costs and operating expenses:                                             |
  Resort facilities                       14,524,110          6,696,074   |      9,083,194        16,660,453
  Food and beverage                       10,173,446          3,873,016   |      5,591,373        10,491,643
  Golf                                     7,105,350          3,504,919   |      3,247,628         6,272,674
  Other                                   15,372,192          5,862,117   |      7,672,813        16,019,199
  General and administrative               4,963,565          2,930,846   |      2,374,385         3,950,708
  Real estate activities                          --                 --   |         90,618           275,227
                                        ------------       ------------   |   ------------       -----------
                                          52,138,663         22,866,972   |     28,060,011        53,669,904
Loss on assets held for sale               3,294,344                 --   |             --                --
                                        ------------       ------------   |   ------------       -----------
Operating income (loss)                    2,751,704         (4,843,219)  |      3,689,997         4,040,838
Interest, net                              8,073,416          3,831,669   |        945,481         1,880,215
                                        ------------       ------------   |   ------------       -----------
(Loss) income before income tax           (5,321,712)        (8,674,888)  |      2,744,516         2,160,623
Parent income tax charge (benefit)           328,828         (3,182,205)  |        967,800           790,100
                                        ------------       ------------   |   ------------       -----------
(Loss) income before                                                      |
 extraordinary items                      (5,650,540)        (5,492,683)  |      1,776,716         1,370,523
Gain on change in tax status              13,473,386                 --   |             --                --
Loss on early extinguishment of                                           |
 long term debt (net of taxes                                             |
 of $155,400)                                     --                 --   |       (288,600)               --
                                        ------------       ------------   |   ------------       -----------
Net income (loss)                          7,822,846         (5,492,683)  |      1,488,116         1,370,523
Dividend requirements on                                                  |
 preferred stock                             256,312            133,085   |        123,227           256,312
                                        ------------       ------------   |   ------------       -----------
Net income (loss) available                                               |
  to common shareholder                 $  7,566,534       $ (5,625,768)  |   $  1,364,889       $ 1,114,211
                                        ============       ============   |   ============       ===========
Earnings (loss) per common share:                                         |
  (Loss) income before                                                    |
   extraordinary items                  $     (1,130)      $     (1,098)  |   $        355       $       274
  Extraordinary gain (loss)                    2,694                 --   |            (58)               --
                                        ------------       ------------   |   ------------       -----------
  Net income (loss)                            1,564             (1,098)  |            297               274
  Dividend requirements on                                                |
   preferred stock                                51                 27   |             24                51
                                        ------------       ------------   |   ------------       -----------
  Net income (loss) available                                             |
    to common shareholder               $      1,513       $     (1,125)  |   $        273       $       223
                                        ============       ============   |   ============       ===========



        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S (DEFICIT) EQUITY



                                        $1 Par Value        5.6% Cumulative                           Retained         Total
                                       Common Stock         Preferred Stock           Paid-in         Earnings     Shareholder's
                                     Shares    Amount     Shares        Amount        Capital        (Deficit)   (Deficit) Equity
                                     ------   -------    ---------   ----------     ------------    -----------   ---------------

Balance, December 31, 1996            5,000   $ 5,000    4,577,000   $ 4,577,000    $  2,329,447    $ 8,157,197    $ 15,068,644

Notes receivable distribution            --        --           --            --              --     (3,941,666)     (3,941,666)

Net income (loss) available to
 common shareholders                     --        --           --            --              --      1,364,889       1,364,889

                                     ------   -------    ---------   -----------    ------------    -----------    ------------
Balance, June 23, 1997                5,000   $ 5,000    4,577,000   $ 4,577,000    $  2,329,447    $ 5,580,420    $ 12,491,867
                                     ======   =======    =========   ===========    ============    ===========    ============
-------------------------------------------------------------------------------------------------------------------------------

Balance, June 24, 1997                5,000   $ 5,000    4,577,000   $ 4,577,000    $ (4,582,000)   $        --    $         --

Distribution to shareholder              --        --           --            --      (8,975,000)            --      (8,975,000)

Net income (loss) available to
 common shareholder                      --        --           --            --              --     (5,625,768)     (5,625,768)
                                     ------   -------    ---------   -----------    ------------    -----------    ------------

Balance, December 31, 1997            5,000     5,000    4,577,000     4,577,000     (13,557,000)    (5,625,768)    (14,600,768)
Net income (loss) available to
 common shareholder                      --        --           --            --              --      7,566,534       7,566,534
                                     ------   -------    ---------   -----------    ------------    -----------    ------------

Balance, December 31, 1998            5,000   $ 5,000    4,577,000   $ 4,577,000    $(13,557,000)   $ 1,940,766    $ (7,034,234)
                                     ======   =======    =========   ===========    ============    ===========    ============



        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          191 day    |    174 day
                                                    Year ended         period ended  |  period ended        Year ended
                                                   December 31,        December 31,  |    June 23,         December 31,
                                                      1998                1997       |      1997              1996
                                                                                     |
                                                                                     |
Cash flows from operating activities:                                                |
  Net income (loss)                                $  7,822,846       $(5,492,683)   |  $  1,488,116       $ 1,370,523
  Noncash items included in income:                                                  |
    Provision for bad debts                              92,100            50,150    |        89,609                --
    Depreciation and amortization                     4,086,832         1,833,977    |     1,282,510         2,570,206
    Deferred income taxes                           (13,134,558)       (2,565,122)   |            --                --
    Deferred profit                                          --                --    |            --          (119,266)
  Changes in operating working                                                       |
    capital (Note 8)                                    762,944         3,347,948    |    (2,059,667)          180,153
                                                   ------------       -----------    |  ------------       -----------
      Cash (used in) provided by operations            (369,836)       (2,825,730)   |       800,568         4,001,616
                                                   ------------       -----------    |  ------------       -----------
Cash flows from investing activities:                                                |
  (Decreases) increases in other assets                (251,810)       (1,417,165)   |        62,302          (238,627)
  Purchases of property and equipment                (7,823,091)       (3,005,076)   |    (1,517,431)       (2,448,315)
  Net recovery of cost of property                                                   |
    and equipment sold or retired                            --                --    |            --            70,807
  (Increase) decrease in assets held for sale           829,007        (1,263,309)   |            --                --
  Additions to note receivable from GHI              (1,349,823)               --    |            --                --
  Additions to notes receivable                              --                --    |            --          (165,238)
  Reduction in notes receivable                              --                --    |     1,185,120           739,072
                                                   ------------       -----------    |  ------------       -----------
      Cash used in investing                         (8,595,717)       (5,685,550)   |      (270,009)       (2,042,301)
                                                   ------------       -----------    |  ------------       -----------
Cash flows from financing activities:                                                |
  Net change in notes payable                                --                --    |            --          (551,344)
  Increases in long-term obligations                         --                --    |            --           861,072
  Decreases in long-term obligations                         --                --    |            --        (2,808,513)
  Increases in long-term intercompany                        --                --    |            --           571,373
  Increases in long-term contingency                         --                --    |            --           144,179
  Additional borrowings                               5,672,421         2,398,997    |     1,514,587                --
  Proceeds from sale of company                              --                --    |    63,524,946                --
  Repayment of existing debt                           (358,855)               --    |   (25,037,262)               --
  Proceeds to selling shareholders                           --                --    |   (38,046,827)               --
  Additional borrowings on line of credit             3,832,443                --    |            --                --
  Increases in other long-term liabilities            1,159,858         3,193,685    |            --                --
                                                   ------------       -----------    |  ------------       -----------
      Cash provided by (used in) financing           10,305,867         5,592,682    |     1,955,444        (1,783,233)
                                                   ------------       -----------    |  ------------       -----------
Net increase (decrease) in cash                       1,340,314        (2,918,598)   |     2,486,003           176,082
Cash, beginning of period                                56,090         2,974,688    |       488,685           312,603
                                                   ------------       -----------    |  ------------       -----------
Cash, end of period                                $  1,396,404       $    56,090    |  $  2,974,688       $   488,685
                                                   ============       ===========    |  ============       ===========



        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998

1.       ORGANIZATION, BUSINESS AND LIQUIDITY

         Golf Host Resorts, Inc. (the "Company" or "GHR") owns The Westin Innisbrook Resort ("Innisbrook") in Tarpon Springs, Florida and Sheraton Tamarron Resort ("Tamarron") in Durango, Colorado (the "Resorts"). The Resorts offer championship quality golf facilities, restaurant and conference facilities, recreational activities including swimming and tennis and related resort facilities. A majority of the condominium apartment owners at the Resorts provide their apartments as resort accommodations under rental pool lease operations. The Resorts are lessees under operating lease agreements, which provide for distribution of a percentage of room revenues, as defined, to participating condominium owners, the lessors.

         Golf Host Condominium, Inc. ("GHC"), a wholly-owned subsidiary of the Company, was formed on December 1, 1997. GHC's assets consist of three Innisbrook condominiums previously owned by the Company. A lease agreement between Lost Oaks, L.P., a related party to the Company, and Golf Trust of America, L.P. ("GTA"), the Company's primary lender (Note 6), is secured by 89.1% of GHC's stock.

         Prior to June 23, 1997, the Company was an 80% owned subsidiary of Golf Hosts, Inc. ("GHI"). The minority shareholders were also GHI's majority shareholders. On June 23, 1997, TM Golf Hosts, Inc. ("TMGHI") acquired all the outstanding shares of GHI and the 20% of the Company's shares not held by GHI. Concurrently, TMGHI and GHI merged with the legal survivor being GHI, which now owns 100% of the Company (the "Acquisition"). The purchase price of the Company was approximately $66,333,000, including assumption of certain liabilities. The transaction was financed by GTA and all previous secured indebtedness was paid, resulting in an approximately $444,000 extraordinary loss on early retirement of debt relating to unamortized debt discounts and related deferred expenses. For financial statement purposes, the Acquisition has been accounted for as a purchase as of June 23, 1997 and accordingly, the purchase price has been allocated based upon the fair value of assets acquired and liabilities assumed as follows:


         Cash                                                     $  2,974,688
         Accounts receivable                                         3,560,495
         Inventory                                                   2,989,301
         Assets held for sale                                        6,575,000
         Other current assets                                        5,168,529
         Fixed assets                                               34,851,692
         Other non-current assets                                   35,196,630
                                                                  ------------
                                                                    91,316,335
         Accounts payable                                            8,392,761
         Deferred income taxes                                      16,590,181
                                                                  ------------
                                                                  $ 66,333,393
                                                                  ============

         The Company is negotiating with the former owners certain adjustments to the acquisition price. Adjustments after the final resolution of the purchase price will be reflected as adjustments to intangible assets. During 1998, the Company adjusted the purchase price allocation of certain assets held for sale by $4,475,000 and to reflect the associated estimated tax payments due thereon from the sale of Tamarron and other non-operating assets with built-in gains within the statutory 10-year period from Acquisition.

GOLF HOST RESORTS, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998


2.       ACCOUNTING POLICIES

         Financial Statements

         Amounts included in these Notes to Consolidated Financial Statements, unless otherwise indicated, are as of December 31, 1998 and 1997, or for the years ended December 31, 1998, 1997 and 1996, respectively, as applicable.

         Principles of Consolidation

         The consolidated financial statements include the accounts of Golf Host Resorts, Inc. and Golf Host Condominium, Inc. All significant intercompany balances and transactions are eliminated in consolidation.

         Cash and Cash Equivalents

         The Company considers all short-term highly liquid investments with an original maturity of three months or less to be cash equivalents. Book overdrafts of approximately $1,319,000 and $751,000, respectively, have been included in accounts payable in the accompanying consolidated balance sheets.

         Restricted Cash

         At December 31, 1997, the Company had $2,239,000 of restricted cash, of which $1,605,000 was designated for payment of the fourth quarter rental pool distribution. At December 31, 1998, the fourth quarter rental pool distribution under the Master Lease Agreement ("MLA") was collateralized by a lien against the accounts receivable line of credit. At December 31, 1998, the balance represents cash restricted for capital improvements and cash collected on behalf of the former shareholders.

         Accounts Receivable

         Accounts receivable represents amounts due from resort guests and is net of allowances of $152,000 and $50,000 for doubtful accounts.

         Inventories and Supplies

         The Company records materials and supplies inventories at the lower of first-in, first-out cost or market.

         Note Receivable from GHI

         At December 31, 1998, approximately $1,350,000 was due to the Company for services under the terms of a $2,500,000 demand note receivable from GHI. The note, dated December 31, 1998, bears interest at 8.5%, is payable monthly in arrears and is due on demand. Prior to the effective date of the note, the Company allocated interest charges on the average outstanding balance at an interest rate of 9.0%. The Company allocated interest income of approximately $56,000 for the year ended December 31, 1998.

GOLF HOST RESORTS, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998

         Assets Held for Sale

         The Company's intent was to sell the Sheraton Tamarron Resort and a portion of the non-operating assets at Innisbrook within one year from the date of acquisition. At Acquisition, the Tamarron related net assets were recorded at their estimated proceeds, as adjusted for estimated operations and interest expense during the estimated holding period as required by EITF 87-11. The net loss for the twelve months subsequent to June 23, 1997, was approximately $929,000 ($803,000 for the 191 day period ended December 31, 1997), and the interest expense was approximately $900,000 ($460,000 for the 191 day period ended December 31, 1997) on the allocated debt. Such amounts were capitalized in assets held for sale.

         Assets held for sale are not depreciated and costs incurred to maintain the assets are expensed during the holding period. Accordingly, the loss associated with Tamarron and related interest expense for the period subsequent to June 23, 1998 of $2,861,000 and $433,000, respectively (aggregating $3,294,000), are shown in the consolidated statement of operations as loss on assets held for sale as required by EITF 90-6. Proceeds from the sale of assets held for sale are restricted as Additional Collateral in accordance with the terms of the GTA note payable.

         Property and Equipment

         Costs of maintenance and repairs of property and equipment used in operations are charged to expense as incurred, while renewals and betterments are capitalized. When properties are replaced, retired or otherwise disposed, the costs are deducted from the asset and accumulated depreciation accounts. Gains or losses on sales or retirements of buildings, vehicles and certain golf course and recreational facilities are recorded in income. Gains or losses on sales or retirements of all other property and equipment are recorded in the applicable accumulated depreciation accounts in accordance with the composite method. Provisions for value impairment are recorded when estimated future cash flows from operations and projected sales proceeds are less than the net carrying value. There were no adjustments made to the carrying value of property and equipment.

         Other Assets

         Other assets consist of start up costs associated with the change in management of Innisbrook to Westin and are being amortized over a five-year term.

         Revenue Recognition

         Revenue from resort operations is recognized as the related service is performed. Profit is recognized on real estate sales either when the closing occurs, or under the installment sales or cost recovery methods, as appropriate. Real estate sales activity is reflected in loss on assets held for sale for the year ended December 31, 1998.

         Management Agreements

         Westin Hotel Company ("Westin") became manager of Innisbrook effective July 15, 1997, for a 20-year term unless terminated earlier. Under the management agreement, Westin receives annual management fees and certain cost reimbursements. Westin will also receive a portion of actual earnings above specified levels, as defined, and guarantees certain amounts as discussed in Note 9.

         Sheraton Operating Corporation ("Sheraton") became manager of Tamarron effective September 1, 1998, for a ten-year term unless terminated earlier. Under the management agreement, Sheraton

GOLF HOST RESORTS, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998

         receives annual management fees and certain cost reimbursements. Prior to this date, Tamarron was managed by Hilton Hotels Corporation ("HHC"). Costs associated with the terminating of the HHC management agreement of $325,000 were charged to loss on assets held for sale in the accompanying consolidated statement of operations.

         Intercompany Allocations and Advances

         GHI charges the Company for administrative and other expenses based on estimated time and expenses incurred. Amounts charged were approximately $321,000, $140,000, $451,000 and $656,000 for the year ended December 31, 1998, the 191 days ended December 31, 1997, the 174 days ended June 23, 1997 and for the year ended December 31, 1996, respectively, of which $60,000 and $31,000 was payable to GHI.

         In addition to GHI, the Company has four affiliates. Golf Host Securities, Inc. ("Securities"), Golf Host Management, Inc. ("Management") and Golf Host Development, Inc. ("Development") are wholly-owned subsidiaries of GHI. Golf Host Realty, Inc. ("Realty") is a 70% owned subsidiary of Securities. Securities and Realty are engaged in brokerage activity with respect to condominium resales at Innisbrook and Tamarron, respectively. Realty also serves as agent for selling Estates at Tamarron residential homesites. Management is the legal employer of Innisbrook employees and Development is presently inactive.

         GHI is a wholly-owned subsidiary of Golf Host Holdings, Inc. The majority shareholders of Golf Host Holdings, Inc. are majority shareholders of Lost Oaks, Inc., which is the general partner in Lost Oaks, L.P. Lost Oaks, L.P. manages an 18-hole golf course, Lost Oaks of Innisbrook, which is located near Innisbrook. The Company provides services to Lost Oaks, L.P., including payroll, accounting, purchasing and cash management. The Company is to be reimbursed for these services at approximately cost under the terms of a note receivable with GHI.

         Participating Rental Units

         Revenue includes rental revenues from condominium units owned by third parties participating in the rental pool lease operations. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, interest, real estate taxes and maintenance would have been incurred. Instead, costs and operating expenses include distributions of approximately $7,601,000, $3,042,000, $4,932,000, and $9,783,000 for the year ended December 31,
         1998, the 191 days ended December 31, 1997, the 174 days ended June 23, 1997 and for the year ended December 31, 1996, to the rental pool participants, respectively.

         Interest, Net

         The Company's cash management policy is to utilize cash resources to minimize net interest expense, through either temporary cash investments or reductions in existing interest-bearing obligations. Accordingly, temporary cash investments and interest income vary from period to period. Interest expense is net of interest income of approximately $140,000, $143,000, $79,000 and $154,000 for the year ended December 31, 1998, the 191 days ended December 31, 1997, the 174 days ended June 23, 1997 and for the year ended December 31, 1996, respectively.

         Employee Benefit Plans

         GHI maintains a defined contribution Employee Thrift and Investment Plan (the "Plan") which provides retirement benefits for all eligible employees who have elected to participate. Employees

GOLF HOST RESORTS, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998


         must fulfill a one-year service requirement to be eligible. Employees may contribute a percentage of their compensation, as defined, with the Company matching one-half of the first 6%. Prior to 1998, the Company matched the lesser of one-half of the first 4% or $400 per employee annually. Company contributions approximated $188,000, $52,000, $61,000 and $120,000 for the year ended December 31, 1998, the 191 days ended December 31, 1997, the 174 days ended June 23, 1997 and for the year ended December 31, 1996, respectively, and are fully funded.

         Income Tax Allocation and Sharing Policy

         Through February 2, 1998, the Company joined with GHI in filing consolidated income tax returns. Effective February 3, 1998, the Company elected Subchapter S status and, accordingly, no allocations have been recorded subsequent to that date.

         For 1996 and previous years, income taxes were credited to the long-term intercompany liability to GHI as incurred and GHI accepted future liability for payment of the Company's deferred income taxes when due.

         Earnings Per Share

         The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. The Company had no dilutive potential common shares outstanding for any of the periods presented. As such, dilutive earnings per share are equal to basic earnings per share for each of the periods indicated.

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

3.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:



                                                       DECEMBER 31,
                                                   1998           1997
                                               ------------   ------------
Land and land improvements                     $  6,080,066   $  5,688,625
Buildings                                        11,754,936     11,583,624
Golf courses and recreational facilities         15,715,509      9,601,395
Machinery and equipment                           9,224,641      7,175,030
Construction in progress                          1,301,198      2,687,915
                                               ------------   ------------
                                                 44,076,350     36,736,589
Less accumulated depreciation                    (2,490,521)    (1,011,338)
                                               ------------   ------------
                                               $ 41,585,829   $ 35,725,251
                                               ============   ============

GOLF HOST RESORTS, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998


         The Company provides depreciation for financial reporting purposes using the straight-line unit method for buildings, vehicles and certain golf course and recreational facilities and the straight-line composite method for the other components. Estimates of useful lives used in computing annual depreciation are as follows:





                                          ESTIMATE USEFUL
                                           LIFE IN YEARS
                                          ---------------

         Land improvements                   28 to 30
         Buildings                                 50
         Recreational facilities                   30
         Machinery and equipment             10 to 15


         Construction in progress ("CIP") consists of costs incurred while constructing resort amenities. Interest costs of approximately $351,000 and $88,000 related to financing construction were capitalized and are included in the respective property and equipment components at December 31, 1998 and 1997.

         Depreciation expense of $2,086,000, $1,011,000, $1,290,000 and
         $2,570,000 was recorded for the year ended December 31, 1998, the 191 days ended December 31, 1997, the 174 days ended June 23, 1997 and for the year ended December 31, 1996, respectively.

4.       INTANGIBLE ASSETS

         As discussed in Note 1, the purchase price of the Company has been allocated to assets based upon their estimated fair value at Acquisition date. In conjunction therewith a resort intangible of approximately $34,000,000, relating to acquiring an operating resort property with an existing rental pool agreement, was recorded and is being amortized on a straight-line basis over 20 years. Amortization expense for all intangible assets was approximately $2,001,000 and $848,000 for the year ended December 31, 1998 and the 191 days ended December 31, 1997, respectively.

5.       OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Other accounts payable and accrued expenses consist of the following:


                                                                 DECEMBER 31,
                                                         1998                 1997
         Rental pool lease distribution               $ 2,053,915           $ 1,821,803
         Taxes, other than income taxes                   505,302               907,627
         Other                                            781,107             1,486,396
                                                      -----------           -----------
                                                      $ 3,340,324           $ 4,215,826
                                                      ===========           ===========

GOLF HOST RESORTS, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998


6.       LINE OF CREDIT AND NOTES PAYABLE



                                                                                          DECEMBER 31,
                                                                                     1998              1997

Line of credit
  $5,000,000 revolving line of credit limited to a percentage of qualifying accounts receivable with interest at the prime rate plus 0.75% (8.50% at
   December 31, 1998); the loan matures on October 8, 2001
                                                                                  $ 3,832,443      $        --
                                                                                  -----------      -----------
Notes payable
  Participating mortgage note at varying pay rates
   maturing in 2027                                                                69,975,000       69,975,000
  $9,000,000 participating mortgage note credit facility                            8,696,584        3,024,163
  Mortgage note at 6.34%, maturing in 2002                                          4,645,264        5,000,000
  Capital lease at 9.51%                                                              119,181               --
                                                                                  -----------      -----------
                                                                                   83,436,029       77,999,163
  Less current maturities                                                              19,976               --
                                                                                  -----------      -----------
                                                                                  $83,416,053      $77,999,163
                                                                                  ===========      ===========


         On October 8, 1998, the Company obtained a $5,000,000 accounts receivable line of credit with a financial institution. The line of credit will be reduced to $3,000,000 on the Release Date (as defined in the loan agreement with GTA described below). At December 31, 1998, approximately $972,000 was available under the accounts receivable line of credit, net of $196,000 in letters of credit.

         Concurrent with the Acquisition, the Company obtained a $78,975,000 note payable from GTA. The note payable has two components: a $69,975,000 participating mortgage note and a $9,000,000 credit facility. The note payable is secured by substantially all assets other than Innisbrook's accounts receivable and is guaranteed by GHI. The agreement defines Tamarron, undeveloped land at Innisbrook, unpledged GTA shares, or the proceeds of the sale of any of those as Additional Collateral. The note payable agreement stipulates that Additional Collateral will be released when the ratio of Innisbrook's Net Operating Income equals or exceeds a ratio to Debt Service, as defined. For the year ended December 31, 1998 the release ratio was met, and accordingly, a portion of the Additional Collateral will be released as security for the GTA note payable in 1999.

         The participating mortgage note was used to finance the Company's Acquisition and the purchase of GTA stock. The participating mortgage note calls for initial annual interest payments of $6,739,063 with an annual 5% increase in the interest payment commencing January 1, 1998 (prorated to 2.616% for 1998) and continuing each year through 2002. Interest, payable monthly, has been recorded using the effective interest method. The effective interest rate is approximately 11.53% over the life of the note payable. In addition, the participating mortgage note calls for participation payments based upon levels of revenue, as defined, of the Innisbrook property ("Participating Interest"). The Participating Interest incurred by the Company was $243,000 and $0 for the year ended December 31, 1998 and the 191 days ended December 31, 1997, respectively.

         The $9,000,000 credit facility is used to finance the Company's capital plan for continued resort development. This facility bears interest initially at a 9.75% fixed rate with an annual 5% interest escalator commencing January 1, 1998 (prorated to 2.616% for 1998) and continuing each year

GOLF HOST RESORTS, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998


         through 2002. At December 31, 1998, approximately $303,000 was available to draw under this facility.

         Note payable principal is due at maturity on June 23, 2027. Upon expiration or earlier termination of the participating mortgage note, GTA has the option to purchase Innisbrook at fair market value. The Company incurred interest expense of $7,767,000 and $3,808,000 on the GTA debt during the year ended December 31, 1998 and the 191 days ended December 31, 1997, of which $2,551,000 was payable at December 31, 1998. Accrued interest of $698,000 represents interest payable during the next fiscal year. The balance of accrued interest is included in other long-term liabilities and results from the effective interest method discussed above.

         The Company obtained a $5,000,000 mortgage note on June 20, 1997 from the seller as a part of the sale transaction. Note proceeds are expected to be used to fund operations during seasonal cash flow shortages. Unused proceeds are held by the parent company on behalf of the Resorts and amount to approximately $1,211,000 at December 31, 1998. The note bears interest at a fixed rate of 6.34% with interest payable quarterly. The Company incurred interest expense of $340,000 and $168,000 for the year ended December 31, 1998 and the 191 days ended December 31, 1997, of which $9,000 and $10,000 was payable at December 31, 1998 and 1997. Principal payments of $500,000 are due on June 20, 2000 and 2001, with the remaining balance due on June 20, 2002.

         The Company leases automobiles under capital leases expiring in 2001. Principal payments under the leases are payable as follows: 1999 - $19,976; 2000 - $21,961; and 2001 - $77,244. The current portion of capital lease obligations is included in other accounts payable and accrued expenses in the accompanying consolidated balance sheets.

         The Company incurred aggregate interest costs of approximately $1,023,000 on debt during the 174 days ended June 23, 1997.

         As a condition under the note payable agreement with GTA, the Company acquired 159,326 common shares of Golf Trust of America, Inc. (the 100% owner of GTA) and 274,000 Operating Partnership Units ("OPUs") in GTA for $8,975,000 with an option to acquire for $26 per unit 150,000 additional OPUs. The note payable agreement restricts the Company's ability to sell its investments in GTA until certain Company operating results, as defined, are attained. The Company distributed its GTA investment to its parent upon acquisition. In 1998, GHI sold 65,000 of the common shares. The proceeds from the sale of $2,253,000 are held by GTA as Additional Collateral in accordance with the terms of the note payable and should be released to GHI during 1999.

7.       INCOME TAXES

         On April 17, 1998, the Company filed an election with the Internal Revenue Service to change its tax status to a Qualified Subchapter S Subsidiary effective February 3, 1998. As a result of this election, all applicable deferred tax liabilities have been removed from the balance sheet and reflected as an extraordinary item in the consolidated statements of operations. The remaining deferred tax liability represents the estimated liability for taxes to be paid on built-in gains associated with the sale of Tamarron and other non-operating assets within the statutory 10-year period from Acquisition.

GOLF HOST RESORTS, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998


         Prior to the Qualified Subchapter S Subsidiary election, the provision for income taxes consisted of the following:


                                                        FOR THE 33 DAY  FOR THE 191 DAY    FOR THE 174 DAY
                                                         PERIOD ENDED    PERIOD ENDED       PERIOD ENDED
                                                          FEBRUARY 2,    DECEMBER 31,         JUNE 23,
                                                             1998             1997              1997
Charges to operations:
  Current income tax (benefit) expense
    Federal                                                $       --     (2,951,811)     $    337,163
    State                                                          --       (509,631)           70,605
                                                           ----------    -----------      ------------
                                                                   --     (3,461,442)          407,768
  Deferred income tax expense (benefit):
    Federal                                                   280,711        239,091           346,458
    State                                                      48,117         40,146            58,174
                                                           ----------    -----------      ------------
                                                              328,828        279,237           404,632
                                                           ----------    -----------      ------------
         Total income tax expense (benefit)                $  328,828    $(3,182,205)     $    812,400
                                                           ==========    ===========      ============



         The provision for the 174 day period ended June 23, 1997 of $812,400 is net of the tax benefit of $155,400 for loss on the early extinguishment of the long-term debt.



                                                                                     DECEMBER 31,
                                                                                1998               1997
Deferred income taxes consist of the following:
Deferred income tax asset:
  Net operating loss                                                         $ 1,113,700       $  2,193,418
  Deferred revenue and other accrued liabilities                                      --            535,034
Deferred income tax liability:
  Basis difference in property and intangible assets                          (2,884,167)       (15,611,614)
  Other                                                                               --           (251,396)
                                                                             -----------       ------------
Total deferred income tax liability                                          $(1,770,467)      $(13,134,558)
                                                                             ===========       ============


         The following table reconciles total income tax expense (benefit) to an amount produced by multiplying pretax income by the 37.5% blended federal and state statutory rate.



                                                 FOR THE 33 DAY              FOR THE
                                                  PERIOD ENDED             YEAR ENDED
                                                  FEBRUARY 2,             DECEMBER 31,
                                                     1998                     1997
Tax computed at the federal statutory rate       $  287,694              $ (2,167,286)
Increase (decrease) in tax from:
  State income taxes, net                            30,716                  (227,183)
  Meals and entertainment                            10,418                    24,664
                                                 ----------              ------------
Total income tax expense (benefit)               $  328,828              $ (2,369,805)
                                                 ==========              ============


         The Company filed a consolidated tax return with related parties for the period ended February 2, 1998. Tax expense or benefit was allocated based on the consolidated group's tax sharing agreement.

         No valuation allowance is provided on deferred tax assets as management believes it is more likely than not that such assets will be realized.

GOLF HOST RESORTS, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998


         Under the Internal Revenue Code, if certain substantial changes in the Company's ownership occur, there are annual limitations on utilization of loss carryforwards.

8.       SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

         (Increases) decreases in working capital other than cash are as follows:


                                                 YEAR ENDED      191 DAY PERIOD     |    174 DAY PERIOD     YEAR ENDED
                                                DECEMBER 31,   ENDED DECEMBER 31,   |     ENDED JUNE 23,   DECEMBER 31,
                                                    1998             1997           |        1997             1996
                                                                                    |
                                                                                    |
         Restricted cash                        $ 1,533,470       $(2,238,767)      |              --              --
         Accounts receivable and                                                    |
          other receivables                      (2,165,049)       (1,961,883)      |     $   730,004       $  91,569
         Inventories and supplies                  (157,852)        1,089,703       |       2,134,665        (731,468)
         Prepaid expenses and other assets         (377,171)           15,792       |         255,765         251,132
         Intercompany                             3,060,448         1,714,869       |      (3,980,882)       (156,857)
         Accounts payable                        (1,164,021)        2,605,479       |        (589,271)        347,650
         Accrued payroll costs                       67,113         1,136,127       |              --              --
         Accrued interest                           111,043           586,660       |              --              --
         Other accounts payable and                                                 |
          accrued expenses                         (895,478)         (866,266)      |         504,111         303,896
         Deposits and prepaid fees                  750,441         1,266,234       |      (1,114,059)         74,231
                                                -----------       -----------       |     -----------       ---------
                                                $   762,944       $ 3,347,948       |     $(2,059,667)      $ 180,153
                                                ===========       ===========       |     ===========       =========




                                                                               191 DAY       |      174 DAY
                                                        YEAR ENDED           PERIOD ENDED    |    PERIOD ENDED      YEAR ENDED
                                                        DECEMBER 31,         DECEMBER 31,    |      JUNE 23,       DECEMBER 31,
                                                            1998                 1997        |        1997             1996
                                                                                             |
NONCASH FINANCING AND INVESTING ACTIVITIES:                                                  |
  Satisfaction of preferred stock                                                            |
   dividend requirement through the                                                          |
   intercompany account                                 $   256,312          $   133,085     |     $ 123,227       $   256,312
  Transfer of investment in GTA                                                              |
   to GHI                                               $        --          $ 8,975,000     |     $      --       $        --
  Capital lease obligations                             $   123,300          $        --     |     $      --       $        --
                                                                                             |
OTHER INFORMATION                                                                            |
  Interest paid in cash                                 $ 8,219,000          $ 3,004,840     |     $ 965,117       $ 2,029,000
  Income taxes paid in cash                             $        --          $        --     |     $ 118,090       $   192,001


9.       COMMITMENTS AND CONTINGENCIES

         Rental Pool Distribution

         GHR offered, effective January 1, 1998, a separate Guaranteed Distribution Master Lease Agreement ("GMLA") to Innisbrook participants. Among other things, the GMLA provides for an equal sharing between GHR and Innisbrook participants of Adjusted Gross Revenues and includes as deductions from the Gross Income Distribution, as defined, a 5.5% Management Fee and a 3% Marketing Fee.

GOLF HOST RESORTS, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998

         GHR will receive an Incentive Fee of 10% of the excess of Gross Revenues over $20,000,000. GHR guarantees Rent (Net Income Distribution plus Occupancy and Hospitality Suite Fees) will not be less than an amount which approximates the 1996 Gross Income Distribution, as prorated based upon Weighted Days Pool Participation, as defined. For the year ended December 31, 1998, approximately $11,000 was paid under the guarantee. The GMLA has a noncancelable term through 2011 with an annual rental pool participation election. At December 31, 1998, 145 condominium units had elected to remain in the MLA, which expires on December 31, 2001, while 1,075 had elected to participate in the GMLA.

         Westin Guarantee and Contingency

         Under the terms of the Innisbrook management agreement, Westin guaranteed a minimum cash flow to Innisbrook. The agreement provides that if Incentive Cash Flow, as defined, is less than the Minimum Annual Payment, as defined, for the operating year, then Westin will advance Innisbrook the shortage up to $2.5 million, with the advance being repayable when the Company has Available Cash, as defined. The advance was fully funded for 1997, is non-interest bearing and is recorded in other long-term liabilities in the accompanying balance sheets. No advance was funded for 1998. In addition, Westin shares in revenues of Innisbrook above defined amounts. Other accounts payable and accrued expenses include a payable to Westin for Westin's share of operating revenues of $131,000 and $112,000.

         The Westin management agreement requires the Company to maintain a capital replacement fund based on a percentage of gross revenues. The Company contributed $2,238,000 and $1,000,000 for the period ended December 31, 1998 and the 191 days ended December 31, 1997, respectively. At December 31, 1998, the capital replacement fund had a balance of $404,000 and is included in restricted cash in the accompanying consolidated balance sheets.

         In April 1998, the Company signed an agreement under which Westin will provide 50% of the funding for approved capital expenditures incurred subsequent to the Acquisition in excess of $6,000,000, plus capital replacement fund requirements, as defined above.

         Operating Leases

         Exclusive of rental pool payments, operating lease expense for the year ended December 31, 1998, the 191 days ended December 31, 1997, the 174 days ended June 23, 1997 and for the year ended December 31, 1996, respectively, approximated $54,000, $61,000, $37,000 and
         $156,000 and there were no contingent rentals or operating subleases. No significant operating leases extend beyond one year.

         Legal

         The Company, in the normal course of operations, is subject to claims and lawsuits. The Company does not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on the Company's financial position and results of operations.

10.      SUBSEQUENT EVENTS

         On January 29, 1999, the Company sold for $4,536,000 approximately 36 acres of undeveloped land at Innisbrook. The land is external to the Resort property and its sale will have no direct impact on Resort operations. Proceeds from the sale are held as Additional Collateral, as defined, by GTA and should be released to the Company during 1999.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To Golf Host Resorts, Inc., and the Lessors of the
Innisbrook Rental Pool Lease Operation

In our opinion, the accompanying balance sheets and the related statements of operations and of changes in participants' fund balance present fairly, in all material respects, the financial position of the Innisbrook Rental Pool Lease Operation at December 3l, 1998 and 1997, and the results of its operations and the changes in participants' fund balance for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the rental pool's operators; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. The financial statements of Innisbrook Rental Pool Lease Operation for the year ended December 31, 1996, were audited by other independent accountants whose report dated March 21, 1997 expressed an unqualified opinion on the statements.





PricewaterhouseCoopers LLP

Tampa, Florida
March 3, 1999

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To Golf Host Resorts, Inc., and the Lessors of the
   Innisbrook Rental Pool Lease Operation:

We have audited the accompanying balance sheets of Innisbrook Rental Pool Lease Operation (Note 1) as of December 31, 1996 and 1995, and the related statements of operations and changes in participants' fund balances for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                                    ARTHUR ANDERSEN LLP


Tampa, Florida
March 21, 1997

INNISBROOK RENTAL POOL LEASE OPERATION


BALANCE SHEET - DISTRIBUTION FUND



                                                                                  DECEMBER 31,
                                                                              1998             1997

ASSETS
  Receivable from Golf Host Resorts, Inc. for distribution                $ 1,894,144      $ 1,808,040
  Interest receivable from maintenance escrow fund                             25,588           28,652
                                                                          -----------      -----------
                                                                          $ 1,919,732      $ 1,836,692
                                                                          ===========      ===========

LIABILITIES AND PARTICIPANTS' FUND BALANCE
  Due to participants for distribution                                    $ 1,534,105      $ 1,375,107
  Due to maintenance escrow fund                                              385,627          274,972
  Reserve for estimated life-safety reimbursement                                  --          186,613
  Participants' fund balance                                                       --               --
                                                                          -----------      -----------
                                                                          $ 1,919,732      $ 1,836,692
                                                                          ===========      ===========









         The accompanying Notes to Financial Statements are an integral part of these financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION


BALANCE SHEET - MAINTENANCE ESCROW FUND



                                                                                  DECEMBER 31,
                                                                              1998             1997
ASSETS
  Cash and cash equivalents                                               $ 2,160,380      $ 1,710,216
  Inventories                                                                  21,655               --
  Receivable from distribution fund                                           385,627          274,972
  Interest receivable                                                          24,104           27,992
                                                                          -----------      -----------
                                                                          $ 2,591,766      $ 2,013,180
                                                                          ===========      ===========

LIABILITIES AND PARTICIPANTS' FUND BALANCE
  Accounts payable                                                        $    61,068      $    55,905
  Interest payable to distribution fund                                        25,588           28,652
  Carpet care reserve                                                              --           27,007
  Participants' fund balance                                                2,505,110        1,901,616
                                                                          -----------      -----------
                                                                          $ 2,591,766      $ 2,013,180
                                                                          ===========      ===========








         The accompanying Notes to Financial Statements are an integral part of these financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION


STATEMENTS OF OPERATIONS - DISTRIBUTION FUND



                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                             1998               1997               1996

Gross Revenues                                           $ 19,484,376       $ 14,896,075       $ 15,480,899
                                                         ------------       ------------       ------------

Deductions:
  Agents' commissions                                         775,083            322,654            357,441
  Credit card fees                                            173,718                 --                 --
  Audit fees                                                   13,000             12,100             12,100
                                                         ------------       ------------       ------------
                                                              961,801            334,754            369,541
                                                         ------------       ------------       ------------

Adjusted gross revenues                                    18,522,575         14,561,321         15,111,358

Management fee                                             (9,223,148)        (6,843,820)        (7,102,338)
                                                         ------------       ------------       ------------
Gross income distribution                                   9,299,427          7,717,501          8,009,020

Adjustments to gross income distribution:
  Management fee                                             (998,760)                --                 --
  Marketing fee                                              (544,778)                --                 --
  Miscellaneous pooled expenses                               (88,870)                --                 --
  Corporate complimentary occupancy fees                       32,984             16,828             10,058
  Westin Associate room fees                                   23,366                 --                 --
  Payment under guarantee                                      10,918                 --                 --
  Occupancy fees                                           (1,776,640)        (1,541,670)        (1,689,670)
  Advisory Committee expenses                                 (29,933)          (106,540)           (96,795)
  Life-safety reimbursements                                       --           (186,613)          (341,188)
                                                         ------------       ------------       ------------
Net income distribution                                     5,927,714          5,899,506          5,891,425

Adjustments to net income distribution:
  Occupancy fees                                            1,776,640          1,541,670          1,689,670
  Hospitality suite fees                                          134             10,328             15,790
  Greens fees                                                  12,588             86,354             89,248
  Additional participation credits                              5,100             69,825             72,865
                                                         ------------       ------------       ------------
Amount available for distribution to
  participants                                           $  7,722,176       $  7,607,683       $  7,758,998
                                                         ============       ============       ============




         The accompanying Notes to Financial Statements are an integral part of these financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION


STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE - DISTRIBUTION FUND



                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                 1998              1997              1996

Balance, beginning of year                                    $        --       $        --       $        --

Additions:
  Amounts available for distribution before
   life-safety reimbursement                                    7,722,176         7,794,296         8,100,186
  Interest received or receivable from
   Maintenance Escrow Fund                                         92,721           110,562            82,198
Reductions:
  Amounts withheld for Maintenance Escrow Fund                 (1,580,182)       (1,156,262)       (1,263,618)
  Amounts withheld in reserve for life-safety
   reimbursement                                                       --          (186,613)         (341,188)
  Amounts accrued or paid to participants                      (6,234,715)       (6,561,983)       (6,577,578)
                                                              -----------       -----------       -----------
Balance, end of year                                          $        --       $        --       $        --
                                                              ===========       ===========       ===========





         The accompanying Notes to Financial Statements are an integral part of these financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION


STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE - MAINTENANCE ESCROW FUND



                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                   1998              1997              1996

Balance, beginning of year                                     $ 1,901,616       $ 1,734,415       $ 1,141,259

Additions:
  Amounts withheld from occupancy fees                           1,580,182         1,156,262         1,263,618
  Interest earned                                                   92,721           110,562            82,198
  Charges to participants to establish or
   restore escrow balances                                         198,492         1,091,298         1,081,816

Reductions:
  Maintenance charges                                             (941,153)       (1,947,493)       (1,633,437)
  Carpet care reserve deposit                                      (35,533)          (35,427)          (33,708)
  Interest accrued or paid to Distribution Fund                    (92,721)         (110,562)          (82,198)
  Refunds to participants due under Master
   Lease Agreement                                                (198,494)          (97,439)          (85,133)
                                                               -----------       -----------       -----------
Balance, end of year                                           $ 2,505,110       $ 1,901,616       $ 1,734,415
                                                               ===========       ===========       ===========







         The accompanying Notes to Financial Statements are an integral part of these financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION


NOTES TO FINANCIAL STATEMENTS

1.       RENTAL POOL LEASE OPERATION AND RENTAL POOL LEASE AGREEMENT:

         Organization and Operations

         The Innisbrook Rental Pool Lease Operation (the "Rental Pool") consists of condominiums at the Westin Innisbrook Resort ("Innisbrook") which are provided as resort accommodations by their owners. The condominium owners ("Participants") have entered into Annual Rental Pool Lease Agreements ("ALAs") and either a Master Lease Agreement ("MLA") or, effective January 1, 1998, a Guaranteed Distribution Master Lease Agreement ("GMLA"), which define the terms and conditions related to each ALA with Golf Host Resorts, Inc. ("GHR"), the lessee of the Rental Pool. The MLA, GMLA and ALAs are referred to collectively as the "Agreements." The ALAs expire at the end of each calendar year and the MLA and GMLA will remain in effect through December 31, 2001 and December 31, 2011, respectively. At December 31, 1998, 145 condominium owners had elected to participate in the MLA while 1,075 had elected to participate in the GMLA.

         The Rental Pool consists of two funds: the Distribution Fund and the Maintenance Escrow Fund. The Distribution Fund balance sheets primarily reflect amounts receivable from GHR for the Rental Pool distribution payable to Participants and amounts due to the Maintenance Escrow Fund. The operations of the Distribution Fund reflect Participants' earnings in the Rental Pool. The Maintenance Escrow Fund reflects the accounting for certain escrowed assets of the Participants and, therefore, has no operations. It consists primarily of amounts escrowed by Participants or due from the Distribution Fund to meet escrow requirements, the carpet care reserve and amounts payable for maintenance services received.

         The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates.

         Computation and Allocation of Earnings

         Under the MLA, Participants and GHR share Adjusted Gross Revenues in accordance with the terms of the Agreements. Adjusted Gross Revenues consist of revenues earned from rental of condominiums, net of agents' commissions (not to exceed 5.5% of Gross Revenues, as defined in the Agreements) and audit fees. GHR receives a Management Fee equal to 47% of Adjusted Gross Revenues. Each Participant receives a fixed Occupancy Fee, based on apartment size, for each day of occupancy. After allocation of Occupancy Fees, the balance of Adjusted Gross Revenues, net of the Management Fee and adjustments, is allocated proportionately to Participants, based on the Participation Factor as defined in the Agreements.

         Under the GMLA, Participants and GHR share equally in Adjusted Gross Revenues, while GHR receives as deductions from the Gross Income Distribution a 5.5% Management Fee, a 3% Marketing Fee and Miscellaneous Pooled Expenses comprised of linen and other pooled expenses. GHR will also receive an Incentive Fee of 10% of the excess of Gross Revenues over $20,000,000. The GMLA guarantees Rent (Net Income Distribution plus Occupancy and Hospitality Suite Fees) will not be less than an amount which approximates the 1996 Gross Income Distribution, as prorated based upon Weighted Days Pool Participation, as defined. In 1998, approximately $11,000 was paid under the guarantee. The GMLA also guarantees a noncancelable term through 2011 with an annual rental pool participation election.

         Corporate complimentary occupancy fees are rental fees paid for complimentary rooms unrelated to Rental Pool operations. Westin Associate room fees represent total revenues earned from Westin employees passed through to the Rental Pool.

INNISBROOK RENTAL POOL LEASE OPERATION


NOTES TO FINANCIAL STATEMENTS

         Owners who purchased units prior to January 1, 1991 and who participate in the Rental Pool under the MLA for at least 50% of the year or 50% of the time they own their unit receive Additional Participation Credits. Participation in greens fees is restricted to original condominium owners participating in the MLA who executed purchase agreements for certain units prior to April 13, 1972. Greens fees and Additional Participation Credits are requirements of agreements other than the current Agreements; these amounts are included in Adjustments to Net Income Distribution of the Rental Pool as this treatment is consistent with the method utilized by GHR to pay such amounts to the applicable Participants.

         Maintenance Escrow Fund Accounts

         The MLA and GMLA provide that 75% and 90%, respectively, of the Occupancy Fees earned by each Participant is deposited in the Participant's Maintenance Escrow Fund account. This account provides funds for payment of amounts which are due from Participants under the Agreements for maintenance and refurbishment services. Under the MLA, when the balance of the Participant's Maintenance Escrow Fund account exceeds 75% of the defined furniture replacement value the excess is refunded to the Participant. Should a Participant's balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to an adequate level. The GMLA provides for an Occupancy Fee deposit into the Participant's Maintenance Escrow Fund account until the balance in the account equals the total anticipated charges for maintenance, repair and refurbishing of the condominium.

         Under the MLA, a percentage of the Occupancy Fees is deposited into the carpet care reserve in the Maintenance Escrow Fund which will bear the expenses of carpet cleaning for all Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually. The amounts expended for carpet care were $65,752, $46,850 and $38,170 for 1998, 1997 and 1996, respectively. Under the GMLA, this separate reserve has been eliminated.

         GHR, under the direction of the Lessors' Advisory Committee and in compliance with restrictions in the Agreements, invests maintenance escrow funds on behalf of the Participants. The Lessors' Advisory Committee consists of nine Participants elected to advise GHR in Rental Pool matters. Income earned on these investments is allocated proportionately to Participants' Maintenance Escrow Fund accounts and paid quarterly through the Distribution Fund. Included in cash and cash equivalents at December 31, 1998 are certificates of deposit of $1,645,000 at cost, maturing between February 22, 1999 and December 9, 1999, and bearing interest at rates from 5.00% to 6.15%, and a bond of $230,000 maturing on January 6, 1999. The remainder is held in a money market account.

2.       AFFILIATE OWNED CONDOMINIUMS:

         Golf Host Condominium, Inc., a wholly-owned subsidiary of GHR, owns three condominiums. Its condominiums participated in the Rental Pool under the GMLA in the same manner as all others.

INNISBROOK RENTAL POOL OPERATION


NOTES TO FINANCIAL STATEMENTS



3.       COMMITMENTS AND CONTINGENCIES:

         Hilton Hotels Corporation ("HHC") managed Innisbrook from April 1993 to July 15, 1997, at which time the management was changed to Westin Hotel Company. In connection with the HHC agreement, HHC funded certain special projects and property improvements, including installation of life-safety equipment in condominium units participating in the Rental Pool and related common areas. Separately, the Rental Pool agreed to reimburse GHR the cost of installing the life-safety equipment, including reimbursements to condominium apartment owners for previously installed equipment, in an amount equal to $1,779,000, plus interest at 7.75% per annum for no more than five years on each related draw thereunder. Payments were required for years in which the Amount Available for Distribution to Participants exceeded $7,375,000 in an amount equal to 50% of such excess. Participants withdrawing from the Rental Pool for any reason, other than a sale, before the obligation to GHR had been fully repaid were required to immediately pay their proportionate share of the unpaid balance. In l996 and 1995, repayment requirements of $362,593 and $150,036, respectively, resulted, yielding a balance of $1,591,341. Under the terms of the related agreement, the Rental Pool was not obligated to reimburse GHR if the management agreement between HHC and GHR was terminated. Therefore, effective with the July 15, 1997 change in management, the obligation of the Rental Pool to continue to make reimbursements ceased. The former shareholders of GHR retained all notes receivable, including the amount due from the Rental Pool, and have disputed the termination. The outcome of this matter is uncertain at this time. Pending the resolution of this matter, potential payments to the former shareholders are being held in escrow by GHR.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To Golf Host Resorts, Inc. and the Lessors of the
Tamarron Rental Pool Lease Operation


In our opinion, the accompanying balance sheets and the related statements of operations and of changes in participants' fund balance present fairly, in all material respects, the financial position of the Tamarron Rental Pool Lease Operation at December 31, 1998 and 1997, and the results of its operations and the changes in participants' fund balance for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the rental pool's operators; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. The financial statements of the Tamarron Rental Pool Lease Operation for the year ended December 31, 1996 were audited by other independent accountants whose report dated March 21, 1997 expressed an unqualified opinion on the statements.





PricewaterhouseCoopers LLP

Tampa, Florida
March 3, 1999

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To Golf Host Resorts, Inc., and the Lessors of the
   Tamarron Rental Pool Lease Operation:

We have audited the accompanying balance sheets of Tamarron Rental Pool Lease Operation (Note 1) as of December 31, 1996 and 1995, and the related statements of operations and changes in participants' fund balances for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                                   ARTHUR ANDERSEN LLP


Tampa, Florida
March 21, 1997

TAMARRON RENTAL POOL LEASE OPERATION


BALANCE SHEET - DISTRIBUTION FUND



                                                                                  DECEMBER 31,
                                                                             1998               1997

ASSETS
  Cash                                                                    $   1,000          $   1,000
  Receivable from Golf Host Resorts, Inc. for distribution                  184,410            154,173
  Interest receivable from maintenance escrow fund                              114                342
                                                                          ---------          ---------
                                                                          $ 185,524          $ 155,515
                                                                          =========          =========

LIABILITIES AND PARTICIPANTS' FUND BALANCE
  Due to participants for distribution                                    $ 119,642          $ 104,400
  Due to maintenance escrow fund                                             65,882             51,115
  Participants' fund balance                                                     --                 --
                                                                          ---------          ---------
                                                                          $ 185,524          $ 155,515
                                                                          =========          =========










         The accompanying Notes to Financial Statements are an integral part of these financial statements.

TAMARRON RENTAL POOL LEASE OPERATION


BALANCE SHEET - MAINTENANCE ESCROW FUND



                                                                                  DECEMBER 31,
                                                                             1998               1997

ASSETS
  Cash and cash equivalents                                               $  25,387          $  56,199
  Due from distribution fund                                                 65,882             51,115
  Inventory:
   Linen                                                                     82,515             65,562
   Materials and supplies                                                    11,467             16,346
                                                                          ---------          ---------
                                                                          $ 185,251          $ 189,222
                                                                          =========          =========

LIABILITIES AND PARTICIPANTS' FUND BALANCE
  Accounts payable                                                        $  11,026          $  23,358
  Interest payable to distribution fund                                         114                342
  Participants' fund balance                                                174,111            165,522
                                                                          ---------          ---------
                                                                          $ 185,251          $ 189,222
                                                                          =========          =========









         The accompanying Notes to Financial Statements are an integral part of these financial statements.

TAMARRON RENTAL POOL LEASE OPERATION


STATEMENTS OF OPERATIONS - DISTRIBUTION FUND



                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                             1998              1997              1996

Gross revenues                                           $ 3,225,267       $ 3,372,242       $ 3,606,132
                                                         -----------       -----------       -----------
Deductions:

  Agents' commissions                                        115,790           127,758           125,209
  Sales and marketing expenses                               241,895           269,779           306,520
  Audit fees                                                  13,000            10,400            10,400
                                                         -----------       -----------       -----------
                                                             370,685           407,937           442,129
                                                         -----------       -----------       -----------
Adjusted gross revenues                                    2,854,582         2,964,305         3,164,003
Management fee                                            (1,427,291)       (1,482,153)       (1,582,002)
                                                         -----------       -----------       -----------
Gross income distribution                                  1,427,291         1,482,152         1,582,001
Adjustments to gross income distribution:
  Corporate complimentary occupancy fees                       2,611             3,580             4,084
  Occupancy fees                                            (317,350)         (344,556)         (304,829)
  Designated items                                           (90,950)         (118,109)          (71,150)
  Advisory Committee expenses                                (11,226)          (14,943)          (11,136)
                                                         -----------       -----------       -----------
Pooled income                                              1,010,376         1,008,124         1,198,970
Adjustments to pooled income:
  Hospitality suite fees                                          --                --                53
  Occupancy fees                                             317,350           344,556           304,829
                                                         -----------       -----------       -----------
Net income distribution                                  $ 1,327,726       $ 1,352,680       $ 1,503,852
                                                         ===========       ===========       ===========









         The accompanying Notes to Financial Statements are an integral part of these financial statements.

TAMARRON RENTAL POOL LEASE OPERATION


STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE - DISTRIBUTION FUND



                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                       1998               1997             1996

Balance, beginning of year                          $        --       $        --       $        --

Additions:
  Amounts available for distribution                  1,327,727         1,352,681         1,503,852
  Interest received or receivable from
   Maintenance Escrow Fund                                1,103               930             3,261

Reductions:
  Amounts withheld for Maintenance Escrow Fund         (158,683)         (172,285)         (152,416)
  Amounts accrued or paid to participants            (1,170,147)       (1,181,326)       (1,354,697)
                                                    -----------       -----------       -----------
Balance, end of year                                $        --       $        --       $        --
                                                    ===========       ===========       ===========










         The accompanying Notes to Financial Statements are an integral part of these financial statements.

TAMARRON RENTAL POOL LEASE OPERATION


STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE - MAINTENANCE ESCROW FUND



                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                                    1998            1997           1996

Balance, beginning of year                                       $ 165,522       $ 197,548       $ 328,336
Additions:
  Amounts withheld from occupancy fees                             158,682         172,285         152,416
  Interest earned                                                    1,103             930           3,261
  Reimbursement of designated items                                 90,950         118,109          71,150
  Charges to participants to establish or restore
   escrow balances                                                 375,597          47,749         276,838
Reductions:
  Maintenance and inventory charges                               (254,270)       (161,718)       (164,323)
  Refurbishing charges                                            (254,907)        (66,602)       (369,161)
  Interest accrued or paid to Distribution Fund                     (1,103)           (930)         (3,261)
  Designated items                                                 (90,950)       (118,108)        (71,150)
  Refunds to participants as prescribed by
   Master Lease Agreement                                          (16,513)        (23,741)        (26,558)
                                                                 ---------       ---------       ---------
Balance, end of year                                             $ 174,111       $ 165,522       $ 197,548
                                                                 =========       =========       =========





         The accompanying Notes to Financial Statements are an integral part of these financial statements.

TAMARRON RENTAL POOL LEASE OPERATION


NOTES TO FINANCIAL STATEMENTS

1.       RENTAL POOL LEASE OPERATION AND RENTAL POOL LEASE AGREEMENT:

         Organization and Operations

         The Tamarron Rental Pool Lease Operation (the "Rental Pool") consists of condominiums at Sheraton Tamarron Resort which are provided as resort accommodations by their owners. The condominium owners ("Participants") have entered into Annual Rental Pool Lease Agreements
         (ALAs) and a Master Lease Agreement ("MLA"), which defines the terms and conditions related to each ALA, with Golf Host Resorts, Inc. ("GHR"), the lessee of the Rental Pool. The MLA and ALAs are referred to collectively as the "Agreements." The ALAs expire at the end of each calendar year and the MLA will remain in effect through December 31, 2003.

         The Rental Pool consists of two funds: the Distribution Fund and the Maintenance Escrow Fund. The Distribution Fund balance sheets primarily reflect amounts due from GHR for the Rental Pool distribution payable to Participants and amounts due to the Maintenance Escrow Fund. The operations of the Distribution Fund reflect Participants' earnings in the Rental Pool. The Maintenance Escrow Fund reflects the accounting for certain escrowed assets of the Participants and, therefore, has no operations. It consists primarily of amounts escrowed by Participants or due from the Distribution Fund to meet escrow requirements and inventory to provide for periodic maintenance and repairs to Participants' condominium apartments.

         Funding of the estimated amounts receivable from GHR for distribution is due at least weekly to the extent that borrowings available to GHR under its various lines of credit are less than amounts due to the Distribution Fund. The receivable from GHR as of December 31, 1998 and 1997, was paid in accordance with the terms of the Agreements.

         The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates.

         Computation and Allocation of Earnings

         Participants and GHR share Adjusted Gross Revenues in accordance with the terms of the Agreements. Adjusted Gross Revenues consist of revenues earned from rental of condominiums net of Sales and Marketing expenses (limited to 7.5%, 8.0% and 8.5% of Gross Revenues for 1998, 1997 and 1996, respectively), agents' commissions (not to exceed 5.5% of Gross Revenues) and audit fees. GHR receives a Management Fee equal to 50% of Adjusted Gross Revenues.

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

         Maintenance Escrow Fund Accounts

         The Agreements provide that 50% of the Occupancy Fees earned by each Participant is deposited in the Participant's Maintenance Escrow Fund account. This account provides funds for payment of

TAMARRON RENTAL POOL LEASE OPERATION


NOTES TO FINANCIAL STATEMENTS


         amounts which are due from the Participant under the Agreements for maintenance and refurbishment services. When the balance of the Participant's Maintenance Escrow Fund account exceeds the maximum specified in the Agreements, the excess is refunded to the Participant, as provided in the Agreements. Should a Participant's balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to an adequate level.

         Funds deposited in the Maintenance Escrow Fund are invested on behalf of the Participants. Income earned on these investments is allocated proportionately to Participants' Maintenance Escrow Fund accounts and paid quarterly through the Distribution Fund. Cash and cash equivalents at December 31, 1998 and 1997 consists of an interest bearing demand account.

2.       AFFILIATE OWNED CONDOMINIUMS:

         Through the sale of GHR on June 23, 1997, Golf Host Development, Inc. (an affiliate of GHR), and certain shareholders, directors and officers of GHR and its affiliates from time to time owned condominiums which participated in the Rental Pool in the same manner as all others. Subsequent to the sale, no condominiums are owned by GHR, its affiliates or the shareholders, directors or officers thereof.

3.       LINEN AND MATERIALS AND SUPPLIES INVENTORY:

         Linen amortization and the cost of Participants' actual usage of certain supplies, collectively referred to as Designated Items, are charged to all Participants as a group and allocated to Participants based upon their Participation Factors. Linen inventory is stated at cost, less accumulated amortization of $92,339 and $109,567 at December 31, 1998 and 1997, respectively. Linen Amortization is computed on the straight-line method over an estimated useful life of 48 months.

         Materials and supplies inventories consist primarily of minor apartment furnishings and appliances carried at cost, determined on a first-in, first-out basis. The costs of such items, not considered Designated Items, are charged to Participants' individual Maintenance Escrow accounts based on actual usage.