Form 10-Q
period 1999-03-31
GOLF HOST RESORTS INC
filed 1999-05-14
CIK 42429

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                        --------------------------------

                        For Quarter Ended March 31, 1999

                           Commission File no. 2-64309

                             GOLF HOST RESORTS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

Colorado                                                     84-0631130
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

36750 US 19 N., Palm Harbor, Florida           34684
----------------------------------------------------
(Address of principal executive offices)  (Zip Code)

(970) 259-2000
----------------------------------------------------
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

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                                 BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998


                                     ASSETS
                           (SUBSTANTIALLY ALL PLEDGED)

                                                                        MARCH 31,          DECEMBER 31,
                                                                          1999                 1998
                                                                      ------------         ------------
                                                                      (unaudited)

CURRENT ASSETS:
      Cash                                                            $     72,241         $  1,396,404
      Restricted cash                                                    4,251,154              705,297
      Accounts receivable, net                                          11,225,950            7,545,177
      Notes receivable                                                   1,349,823            1,349,823
      Inventories and supplies                                           1,560,226            2,057,450
      Prepaid expenses and other assets                                  1,392,498            1,061,668
                                                                      ------------         ------------
                                                                        19,851,892           14,115,819

      Assets held for sale                                              10,228,592           12,684,302
                                                                      ------------         ------------

           Total current assets                                         30,080,484           26,800,121

      INTANGIBLES, net                                                  28,106,717           28,547,188

      PROPERTY AND EQUIPMENT, at cost, less
           accumulated depreciation and amortization                    41,616,882           41,585,829

      OTHER ASSETS                                                         230,280            1,874,723
                                                                      ------------         ------------

                                                                      $100,034,363         $ 98,807,861
                                                                      ============         ============


   The accompanying notes are an integral part of these financial statements

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                                 BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998

                     LIABILITIES AND SHAREHOLDER'S (DEFICIT)

                                                                                          MARCH 31,             DECEMBER 31,
                                                                                            1999                    1998
                                                                                        -------------          -------------
                                                                                         (unaudited)

CURRENT LIABILITIES:

      Account receivable line of credit                                                 $          59          $   3,832,443
      Accounts payable                                                                      4,176,809              3,110,889
      Accrued expenses                                                                      6,673,504              5,241,267
      Deposits and prepaid fees                                                             3,160,220              3,657,913
      Intercompany payables                                                                   624,096                459,520
                                                                                        -------------          -------------


           Total current liabilities                                                       14,634,688             16,302,032

NOTES PAYABLE                                                                              83,631,787             83,416,053
OTHER LONG-TERM LIABILITIES                                                                 4,601,307              4,353,543
DEFERRED INCOME TAXES                                                                       1,770,467              1,770,467
                                                                                        -------------          -------------

           Total liabilities                                                              104,638,249            105,842,095
                                                                                        -------------          -------------

SHAREHOLDER'S (DEFICIT)
      Common stock, $1 par, 5,000 shares
           authorized, issued, and outstanding                                                  5,000                  5,000
      5.6% cumulative preferred
           stock, $1 par, 4,577,000
           shares authorized, issued, and outstanding                                       4,577,000              4,577,000
      Paid-in capital                                                                     (13,557,000)           (13,557,000)
      Retained earnings                                                                     4,371,114              1,940,766
                                                                                        -------------          -------------

      Total shareholder's (deficit)                                                        (4,603,886)            (7,034,234)
                                                                                        -------------          -------------

      Total liabilities and shareholder's
           (deficit)                                                                    $ 100,034,363          $  98,807,861
                                                                                        =============          =============


    The accompanying notes are an integral part of these financial statements

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                              STATEMENTS OF INCOME
                 FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998

                                                 Quarters Ended March 31,
                                              -----------------------------
                                                 1999              1998
                                              -----------       -----------

REVENUES:
     Resort facilities                        $ 9,146,497       $ 7,819,476
     Food and beverage                          5,142,353         5,005,803
     Golf                                       6,144,632         6,148,105
     Other                                      2,254,204         2,004,526
     Real estate activities                            --                --
                                              -----------       -----------
                                               22,687,686        20,977,910
                                              -----------       -----------
COST AND OPERATION EXPENSES:
     Resort facilities                          5,433,259         5,316,594
     Food and beverage                          2,956,953         3,230,373
     Golf                                       2,084,388         1,978,194
     Other                                      4,813,090         3,895,340
     General and administrative                 3,341,497         1,116,676
     Real estate activities                            --                --
                                              -----------       -----------
                                               18,629,187        15,537,177
GAIN ON ASSETS HELD FOR SALE                      821,864                --
                                              -----------       -----------

OPERATING INCOME                                4,880,363         5,440,733

INTEREST, NET                                   2,385,938         2,240,317
                                              -----------       -----------

INCOME BEFORE INCOME TAX                        2,494,425         3,200,416

PARENT INCOME TAX CHARGE                               --         1,200,157
                                              -----------       -----------

INCOME BEFORE DIVIDEND
  REQUIREMENTS ON PREFERRED STOCK               2,494,425         2,000,259
                                                                -----------
DIVIDEND REQUIREMENTS ON
  PREFERRED STOCK                                  64,077            64,078
                                              -----------       -----------

NET INCOME AVAILABLE
  TO COMMON SHAREHOLDERS                      $ 2,430,348       $ 1,936,181
                                              ===========       ===========

EARNINGS PER COMMON SHARE                     $    486.07       $    387.24
                                              ===========       ===========




        The accompanying notes are an integral part of these statements.

                      GOLF HOST RESORTS, INC AND SUBSIDIARY
                (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
            CONSOLIDATED STATEMENTS OF SHAREHOLDER'S (DEFICIT) EQUITY
                   FOR THE FIFTEEN MONTHS ENDED MARCH 31, 1999

                                    $1 Par Value               5.6% Cumulative
                                    Common Stock               Preferred Stock                           Retained         Total
                             --------------------------   --------------------------     Paid-In        (Deficit)     Shareholder's
                                Shares        Amount         Shares        Amount        Capital         Earnings   (Deficit) Equity
                             ------------  ------------   ------------  ------------   ------------    ------------ ----------------

Balance, December 31, 1997           5000  $      5,000      4,577,000  $  4,577,000   $(13,557,000)   $ (5,625,768)   $(14,600,768)

Net income available to
common shareholder                     --            --             --            --             --       7,566,534       7,566,534
                             ------------  ------------   ------------  ------------   ------------    ------------    ------------

Balance, December 31, 1998           5000          5000      4,577,000     4,577,000    (13,557,000)      1,940,766      (7,034,234)

Net income available to
common shareholder                     --            --             --            --             --       2,430,348       2,430,348
                             ------------  ------------   ------------  ------------   ------------    ------------    ------------

Balance, March 31, 1999              5000  $      5,000      4,577,000  $  4,577,000   $(13,557,000)   $  4,371,114    $ (4,603,886)
                             ============  ============   ============  ============   ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                 (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                            STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998

                                                                     1999                 1998
                                                                  -----------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income before dividend
          requirements on preferred stock                         $ 2,494,425          $ 2,000,259

     Noncash items included in income:
          Depreciation and amortization                             1,091,471              837,264
          Write-off of startup costs                                1,644,443                   --
          Increase in deferred tax                                         --              993,129
     Changes in operation working capital                          (4,959,277)          (2,833,567)
                                                                  -----------          -----------
          Cash provided by operations                                 271,062              997,085
                                                                  -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Decreases) increases in other assets                                 --              125,485
     Purchases of property and equipment                             (682,051)          (1,350,353)
     Net recovery of cost of property and
          equipment sold or retired                                        --              (18,435)
     (Increase) decrease in assets held for sale                    2,455,710             (403,527)
                                                                  -----------          -----------
          Cash (used in) investing                                  1,773,659           (1,646,830)
                                                                  -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Decreases in notes payable                                       (87,682)            (355,987)
     Additional borrowings                                            303,416            1,007,132
     Repayment of line of credit                                   (3,832,384)                  --
     Increases in other long-term liabilities                         247,766                   --
                                                                  -----------          -----------
          Cash provided by (used for) financing                    (3,368,884)             651,145
                                                                  -----------          -----------
NET INCREASE (DECREASE) IN CASH                                    (1,324,163)               1,400
CASH,BEGINNING OF QUARTER                                           1,396,404               56,090
                                                                  -----------          -----------
CASH, END OF QUARTER                                              $    72,241          $    57,490
                                                                  ===========          ===========

NONCASH FINANCING AND INVESTING
     ACTIVITIES:

The Company satisfied its preferred
     stock dividend liability to GHI
     through the intercompany account                             $    64,077          $    64,078


   The accompanying notes are an integral part of these financial statements.

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                 (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998

(1)  ORGANIZATION, BUSINESS, LIQUIDITY AND ACCOUNTING POLICIES

     During the quarter, there was no significant change from the 10-K filing on December 31, 1998

     Financial Statement Presentation

     Certain reclassifications have been made to the March, 1998 financial statements to conform to the December 1998 presentation.

(2)  LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:

                                                                         MARCH 31,          DECEMBER 31,
                                                                           1999                 1998
                                                                        -----------         ------------

Participating mortgage note at varying pay
       rates maturing in 2027                                           $69,975,000         $69,975,000

$9,000,000 participation mortgage
       note credit facility                                               9,000,000           8,696,584

Mortgage note at 6.34%,
       maturing in 2002                                                   4,564,095           4,645,264

Capital lease at 9.51%                                                      112,668             119,181
                                                                        -----------         -----------

                                                                         83,651,763          83,436,029
Less current maturities                                                      19,976              19,976
                                                                        -----------         -----------

                                                                        $83,631,787         $83,416,053
                                                                        ===========         ===========

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                 (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For purposes of discussing comparative results of operations for 1999 and 1998, the results of operations of Tamarron, which are included in loss on assets held for sale in 1999 and in assets held for sale in 1998, are also utilized.

Guest occupancy for the quarter, measured in room nights, declined 1.6% from the level of the prior year. On a divisional basis, Innisbrook's occupancy fell 4.4% while Tamarron experienced an increase in occupancy of 20.7%. The modest decline in Innisbrook's room nights occurred primarily in the group segment. The largest increase in Tamarron's occupancy occurred in the individual, or social segment, although the group segment occupancy also improved slightly.

Revenues from resort operations on a per occupied room basis increased 10.7%, from $413.75 to $458.33. The improved guest spending is primarily attributable to Innisbrook, which enjoyed a 8.2% increase in gross operating revenue despite fewer room nights. While Tamarron's gross operating revenue rose 22.0%, its revenue per room night rose only 1.1%. Innisbrook's average daily room rate rose 24.5% while Tamarron's increased 4.1% while meals served at Innisbrook declined 1.9%, revenue per meal served improved 4.8%. Tamarron's meals served rose 6.4% while its revenue per meal served increased 16.7%. The improved revenues per meal served at both resorts reflects the benefits of re-themed restaurants which were more attractive to guests. Innisbrook golf revenues approximated the prior year, and revenue per player rose 6.5.% while rounds played declined 6.2%. Tamarron's golf course is not open during the first quarter. On a divisional basis, Innisbrook and Tamarron's revenue per occupied room for the first quarter of 1999 and 1998 were $494.86 and $224.72 as compared to $437.49 and $222.18, respectively. As a result of the improved occupancy and guest spending, total resort operations revenues rose $2.0 million, or 9.0%. Real estate activities at Tamarron generated one lot sale during both the 1999 and 1998 quarter, with two Pine Ridge homesites remaining unsold. Both of those homesites will close during the 1999 second quarter. Approximately 35 acres of undeveloped land at Innisbrook were sold during the first quarter of 1999. All of the real estate sales activity for 1998 is included in assets held for sale, and the 1999 activity is included in gain on assets held for sale in the statement of operations.

As required by SOP 98-8, during the 1999 first quarter the Company wrote off approximately $1,644,000 of other assets comprised of capitalized start up costs relative to the change in the management at Innisbrook and Tamarron. This write-off is included in general and administrative expense in the statement of operations. Exclusive of this adjustment, costs and operating expense declined to 79.8% of total resort operations revenues as compared of 80.6% in 1998. Relative to total resort operations revenues, costs and operating expense declined to 79.8% as compared to 80.6% in 1998. At Innisbrook, gross operating income grew 7.4% as relative departmental operating expense levels rose 8.8% over the prior year while revenues increased at a 8.2% rate. At the same time, Innisbrook's fixed charges and other expenses increased 5.4% over the prior year, primarily due to increased rental pool distribution expense. While Tamarron's gross operating revenue increased as noted above, its cost and operating expense approximated the prior year. Tamarron's fixed charges and other expenses also approximated the prior year level.

Interest expense rose 6.5.%, primarily due a slightly higher mortgage interest rate effective January 1, 1999. The Company changed its tax status to a qualified subchapter S subsidiary effective February 3, 1998.

FINANCIAL CONDITION AND LIQUIDITY

The company's working capital position (exclusive of Assets Held for Sale) was $950,000, as compared to a deficit of $5,217,000 at December 31, 1998. The Company typically experiences seasonal fluctuations in its net working capital position without normally impairing its ability to pay trade creditors in a timely manner and satisfy its financial obligations in an orderly fashion.

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

Item 4.  Submission of matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Pursuant to an agreement with the SEC staff, included in this 10-Q filing are unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation for the quarter and three months ended March 31, 1999 and 1998.

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



                             GOLF HOST RESORTS, INC.





Date: May 14, 1999                           By: /s/ Merrick Kleeman
     -----------------------------              --------------------------------
                                                Merrick Kleeman
                                                President



Date: May 14, 1999                           By: /s/ R. L. Akin
     -----------------------------              --------------------------------
                                                Richard L. Akin
                                                Vice President and Treasurer

                          RENTAL POOL LEASE OPERATIONS


The following unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation (the Rental Pools) are for the quarters ended March 31, 1999 and 1998.

The operations of the Rental Pools are tied closely to that of Golf Host Resorts, Inc. (the Company), and provide for distribution of a percentage of the Company's room revenues, as defined in the Rental Pool Master Lease Agreements, to participating condominium owners (Participants).

The operations of the Rental Pools are more fully discussed in Form 10-K, for the fiscal year ended December 31, 1998 (file No. 2-64309).

                     INNISBROOK RENTAL POOL LEASE OPERATION
                                 BALANCE SHEETS
                             MARCH 31, 1999 AND 1998

                                DISTRIBUTION FUND

                                                                        1999                 1998
                                                                     -----------          -----------

                                          ASSETS

RECEIVABLE FROM GOLF HOST RESORTS, INC
      FOR DISTRIBUTION - FULLY SECURED                               $ 3,409,662          $ 3,081,390
INTEREST RECEIVABLE FROM MAINTENANCE                                      25,319               20,976
                                                                     -----------          -----------
      ESCROW FUND                                                    $ 3,434,981          $ 3,102,366
                                                                     ===========          ===========

                       LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                                   2,920,327            2,583,088
DUE TO MAINTENANCE ESCROW FUND                                           514,654              519,278
PARTICIPANTS' FUND BALANCES                                                   --                   --
                                                                     -----------          -----------
                                                                     $ 3,434,981          $ 3,102,366
                                                                     ===========          ===========

                                 MAINTENANCE ESCROW FUND

                                          ASSETS

CASH AND CASH EQUIVALENTS                                            $ 2,134,365          $ 1,786,060
RECEIVABLES FROM DISTRIBUTION FUND                                       514,654              519,278
INVENTORY                                                                 80,850                   --
INTEREST RECEIVABLE                                                       34,068               36,785
                                                                     -----------          -----------
                                                                     $ 2,763,937          $ 2,342,123
                                                                     ===========          ===========

                       LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                                     $     2,006          $    60,674
INTEREST PAYABLE TO DISTRIBUTION FUND                                     25,319               20,976
CARPET CARE RESERVE                                                       (5,532)              29,007
PARTICIPANTS' FUND BALANCES                                            2,742,144            2,231,466
                                                                     -----------          -----------
                                                                     $ 2,763,937          $ 2,342,123
                                                                     ===========          ===========

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                     INNISBROOK RENTAL POOL LEASE OPERATION
                STATEMENTS OF OPERATIONS FOR THE QUARTERS ENDING
                             MARCH 31, 1999 AND 1998

                                DISTRIBUTION FUND

                                                       1999                  1998
                                                    -----------           -----------

GROSS REVENUES                                      $ 8,709,634           $ 7,744,819
                                                    -----------           -----------

DEDUCTIONS:
     Agents' commissions                                438,440               250,789
     Credit Card Fees                                    63,171                82,301
     Audit fees                                           3,250                 3,249
                                                    -----------           -----------
                                                        504,861               336,339
                                                    -----------           -----------

ADJUSTED GROSS REVENUES                               8,204,773             7,408,480
MANAGEMENT FEE                                       (4,089,402)           (3,689,868)
                                                    -----------           -----------
                                                      4,115,371             3,718,612

ADJUSTMENTS TO GROSS INCOME
 DISTRIBUTION:
     Management Fee                                    (453,946)             (398,722)
     Marketing Fee                                     (247,607)             (217,484)
     Miscellaneous pooled expense                       (45,737)              (25,343)
     Corporate complimentary occupancy fees               8,317                 7,009
     Westin Associate room fees                          12,831                    --
     Occupancy fees                                    (552,659)             (583,307)
     Advisory Committee expenses                         (6,416)               (9,525)
                                                    -----------           -----------

NET INCOME DISTRIBUTION                               2,830,154             2,491,240

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
     Occupancy fees                                      552,659               583,307
     Hospitality suite fees                                 189                    --
     Greens fees                                          4,046                 5,523
     Additional participation credit                        960                 1,320
                                                    -----------           -----------

AMOUNT AVAILABLE FOR DISTRIBUTION
 TO PARTICIPANTS                                    $ 3,388,008           $ 3,081,390
                                                    ===========           ===========

Average daily distribution                          $     48.57           $     42.76
Average room rate                                   $    189.97           $    161.52
Occupied room nights                                     45,847                47,951
Available room nights                                    69,756                72,061
Occupancy percentage                                       65.7%                 66.5%
Average number of available units                           775                   801


These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                     INNISBROOK RENTAL POOL LEASE OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
                 FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998

                                DISTRIBUTION FUND

                                                                     1999                 1998
                                                                  -----------          -----------

BALANCE, beginning of period                                      $        --          $        --

ADDITIONS:
  Amount available for distribution
      before life-safety reimbursement                              3,388,008            3,081,390
  Interest received or receivable from
      Maintenance Escrow Fund                                          25,319               20,976

REDUCTIONS:
  Amounts withheld for Maintenance Escrow Fund                       (514,654)            (519,278)
  Amounts accrued or paid to participants                          (2,898,673)          (2,583,088)
                                                                  -----------          -----------

BALANCE, end of period                                            $        --          $        --
                                                                  ===========          ===========

                                     MAINTENANCE ESCROW FUND

BALANCE, beginning of period                                      $ 2,505,110          $ 1,901,616

ADDITIONS:
  Amounts withheld from occupancy fees                                493,000              519,278
  Interest earned                                                      25,319               20,976
  Charges to participants to establish
      or restore escrow balances                                       65,525               83,803

REDUCTIONS:
  Maintenance charges                                                (118,344)            (194,214)
  Carpet care reserve deposit                                         (11,054)             (11,666)
  Interest accrued or paid to Distribution Fund                       (25,319)             (20,976)
  Refunds to participants as prescribed by
      the Master Lease Agreement                                     (192,094)             (67,351)
                                                                  -----------          -----------

BALANCE, end of period                                            $ 2,742,143          $ 2,231,466
                                                                  ===========          ===========


These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                      TAMARRON RENTAL POOL LEASE OPERATION
                                 BALANCE SHEETS
                             MARCH 31, 1999 AND 1998

                                DISTRIBUTION FUND

                                                                                  1999               1998
                                                                                ---------          ---------

                                              ASSETS

CASH                                                                            $   1,000          $   1,000
RECEIVABLE FROM GOLF HOST RESORTS, INC
     FOR DISTRIBUTION                                                             251,795            196,299
INTEREST RECEIVABLE FROM MAINTENANCE
     ESCROW FUND                                                                       --                402
                                                                                ---------          ---------
                                                                                $ 252,795          $ 197,701
                                                                                =========          =========

                             LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                                            $ 170,962          $ 148,299
DUE TO MAINTENANCE ESCROW FUND                                                     81,833             49,402
PARTICIPANTS' FUND BALANCES                                                            --                 --
                                                                                ---------          ---------
                                                                                $ 252,795          $ 197,701
                                                                                =========          =========

                                      MAINTENANCE ESCROW FUND

                                              ASSETS

CASH AND CASH EQUIVALENTS                                                       $  60,224          $  62,030
DUE FROM DISTRIBUTION FUND                                                         81,833             49,402
INTEREST RECEIVABLE                                                                    --                 --
INVENTORY:
     Linen                                                                         63,695             51,905
     Materials and supplies                                                        (9,039)            16,483
DEPOSITS                                                                               --                 --
                                                                                ---------          ---------
                                                                                $ 196,713          $ 179,820
                                                                                =========          =========

                             LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                                                $   3,099          $   7,000
INTEREST PAYABLE TO DISTRIBUTION FUND                                                  --                402
PARTICIPANTS' FUND BALANCES                                                       193,614            172,418
                                                                                ---------          ---------
                                                                                $ 196,713          $ 179,820
                                                                                =========          =========


These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of managements, include all adjustments which are necessary for a fair presentation.

                      TAMARRON RENTAL POOL LEASE OPERATION
                            STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998

                                DISTRIBUTION FUND

                                                               1999                1998
                                                             ---------           ---------

GROSS REVENUES                                               $ 592,897           $ 486,608
                                                             ---------           ---------

DEDUCTIONS:
  Agents' commissions                                           36,325              49,672
  Sales and marketing expenses                                  44,467              36,496
  Audit fees                                                     3,255               2,601
                                                             ---------           ---------
                                                                84,047              88,769
                                                             ---------           ---------

ADJUSTED GROSS REVENUES                                        508,850             397,839
MANAGEMENT FEE                                                (254,425)           (198,919)
                                                             ---------           ---------
GROSS INCOME DISTRIBUTION                                      254,425             198,920

ADJUSTMENTS TO GROSS INCOME
   DISTRIBUTION:
     Corporate complimentary occupancy fees                        653                 307
     Occupancy fees                                            (73,444)            (63,563)
     Designated items                                          (44,109)            (16,619)
     Advisory Committee expenses                                (3,282)             (2,927)
                                                             ---------           ---------
POOLED INCOME                                                  134,243             116,118

ADJUSTMENTS TO POOLED INCOME:
     Occupancy fees                                             73,444              63,563
                                                             ---------           ---------

NET INCOME DISTRIBUTION                                      $ 207,687           $ 179,681
                                                             =========           =========


     Average daily distribution                              $    8.43           $    7.00
     Average room rate                                       $   79.30           $   78.24
     Room nights                                                 7,477               6,219
     Occupancy percentage                                         30.3%               24.2%
     Average number of available units                             274                 285
     Number of units in Rental Pool at end of period               286                 295


These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                      TAMARRON RENTAL POOL LEASE OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
                 FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998

                                DISTRIBUTION FUND

                                                                    1999               1998
                                                                  ---------          ---------

BALANCE, beginning of period                                      $      --          $      --

ADDITIONS:
  Amounts available for distribution                                207,687            179,681
  Interest received or receivable from
     Maintenance Escrow Fund                                             --                402

REDUCTIONS:
  Amounts withheld for Maintenance Escrow Fund                      (36,725)           (31,784)
  Amounts accrued or paid to participants                          (170,962)          (148,299)
                                                                  ---------          ---------

BALANCE, end of period                                            $      --          $      --
                                                                  =========          =========


                MAINTENANCE ESCROW FUND

BALANCE, beginning of period                                      $ 174,111          $ 165,522

ADDITIONS:
  Amounts withheld from occupancy fees                               36,725             31,784
  Interest earned                                                 $      --          $     402
  Reimbursement of designated items                                  44,109             16,619
  Charges to participants to establish
     or restore escrow balances                                      12,828            105,272

REDUCTIONS:
  Maintenance and inventory charges                               $ (18,408)         $ (33,076)
  Refurbishing charges                                               (2,974)           (91,254)
  Interest accrued or paid to
     Distribution Fund                                                   --               (402)
  Designated items                                                  (44,109)           (16,619)
  Refunds to participants as prescribed
     by Master Lease Agreement                                       (8,668)            (5,830)
                                                                  ---------          ---------


BALANCE, end of period                                            $ 193,614          $ 172,418
                                                                  =========          =========


These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.