Form 10-Q
period 1999-06-30
GOLF HOST RESORTS INC
filed 1999-08-20
CIK 42429

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                   -------------------------------------------


                         For Quarter Ended June 30, 1999

                           Commission File no. 2-64309

                             GOLF HOST RESORTS, INC.
             (Exact name of registrant as specified in its charter)

Colorado                                                   84-0631130
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

36750 US 19 N., Palm Harbor, Florida                            34684
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

(970) 259-2000
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for the past 90 days. - Yes [X] No [ ]

     Issuer has no common stock subject to this report.

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                 (a wholly owned subsidiary of Golf Hosts, Inc.)
                                 BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998

                                     ASSETS
                           (Substantially all pledged)

                                                        June 30,            December 31,
                                                          1999                  1998
                                                       -----------          -----------
                                                       (unaudited)
CURRENT ASSETS:
  Cash                                                 $ 1,011,057          $ 1,396,404
  Restricted cash                                        1,413,856              705,297
  Accounts receivable, net                              10,958,579            7,545,177
  Notes receivable                                       1,349,823            1,349,823
  Inventories and supplies                               1,600,906            2,057,450
  Prepaid expenses and other assets                        857,353            1,061,668
                                                       -----------          -----------
                                                        17,191,574           14,115,819

  Assets held for sale                                  10,078,564           12,684,302
                                                       -----------          -----------

    Total current assets                                27,270,138           26,800,121

  INTANGIBLES, net                                      27,740,468           28,547,188

  PROPERTY AND EQUIPMENT, at cost, less
    accumulated depreciation and amortization           42,380,792           41,585,829

  OTHER ASSETS                                             268,185            1,874,723
                                                       -----------          -----------

                                                       $97,659,583          $98,807,861
                                                       ===========          ===========


   The accompanying notes are an integral part of these financial statements.

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                 (a wholly owned subsidiary of Golf Hosts, Inc.)
                                 BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998

                     LIABILITIES AND SHAREHOLDER'S (DEFICIT)


                                                            June 30,              December 31,
                                                              1999                    1998
                                                         -------------           -------------
                                                          (unaudited)
CURRENT LIABILITIES:
  Account receivable line of credit                      $     319,270           $   3,832,443
  Accounts payable                                           3,692,634               3,110,889
  Accrued expenses                                           6,235,910               5,241,267
  Deposits and prepaid fees                                  2,344,432               3,657,913
  Intercompany payable                                         440,573                 459,520
                                                         -------------           -------------


    Total current liabilities                               13,032,819              16,302,032

NOTES PAYABLE                                               83,523,707              83,416,053
OTHER LONG-TERM LIABILITIES                                  4,311,964               4,353,543
DEFERRED INCOME TAXES                                        1,770,467               1,770,467
                                                         -------------           -------------

    Total liabilities                                      102,638,957             105,842,095
                                                         -------------           -------------

SHAREHOLDER'S (DEFICIT)
  Common stock, $1 par, 5,000 shares
     authorized, issued, and outstanding                         5,000                   5,000
  5.6% cumulative preferred
     stock, $1 par, 4,577,000
     shares authorized, issued, and outstanding              4,577,000               4,577,000
  Paid-in capital                                          (13,557,000)            (13,557,000)
  Retained earnings                                          3,995,626               1,940,766
                                                         -------------           -------------

  Total shareholder's (deficit)                             (4,979,374)             (7,034,234)
                                                         -------------           -------------

  Total liabilities and shareholder's
     (deficit)                                           $  97,659,583           $  98,807,861
                                                         =============           =============


   The accompanying notes are an integral part of these financial statements.

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                 (a wholly owned subsidiary of Golf Hosts, Inc.)
                              STATEMENTS OF INCOME
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                                                  Quarters ended June 30,               Six Months ended June 30,
                                           ---------------------------------         ------------------------------

                                           1999                 1998                 1999               1998
                                           ------------         ------------         -----------        -----------
REVENUES:
  Resort facilities                        $  5,270,491         $  4,586,871         $14,416,988        $12,406,347
  Food and beverage                           4,781,104            4,358,864           9,923,457          9,364,667
  Golf                                        3,942,125            4,090,597          10,086,757         10,238,702
  Other                                       2,122,650            1,958,387           4,376,854          3,962,913
                                           ------------         ------------         -----------        -----------
                                             16,116,370           14,994,719          38,804,056         35,972,629
                                           ------------         ------------         -----------        -----------
COST AND OPERATION EXPENSES:
  Resort facilities                           3,738,206            3,502,391           9,171,465          8,818,985
  Food and beverage                           3,168,090            2,854,922           6,125,043          6,085,295
  Golf                                        1,913,019            1,862,878           3,997,407          3,841,072
  Other                                       5,189,768            3,549,683          10,002,858          7,445,023
  General and administrative                     18,115            1,252,384           3,359,612          2,369,060
                                           ------------         ------------         -----------        -----------
                                             14,027,198           13,022,258          32,656,385         28,559,435
GAIN (LOSS) ON ASSETS HELD FOR SALE             (27,027)                  --             794,837                 --
                                           ------------         ------------         -----------        -----------

OPERATING INCOME                              2,062,145            1,972,461           6,942,508          7,413,194

INTEREST, NET                                 2,373,556            2,478,750           4,759,494          4,719,067
                                           ------------         ------------         -----------        -----------

INCOME (LOSS) BEFORE INCOME TAX                (311,411)            (506,289)          2,183,014          2,694,127

PARENT INCOME TAX CHARGE (CREDIT)                    --             (818,543)                 --            381,614

GAIN FROM CHANGE IN TAX STATUS                       --           13,426,039                  --         13,426,039
                                           ------------         ------------         -----------        -----------

INCOME (LOSS) BEFORE DIVIDEND
 REQUIREMENTS ON PREFERRED STOCK               (311,411)          13,738,293           2,183,014         15,738,552

DIVIDEND REQUIREMENTS ON
 PREFERRED STOCK                                 64,077               64,078             128,154            128,156
                                           ------------         ------------         -----------        -----------

NET INCOME (LOSS) AVAILABLE
 TO COMMON SHAREHOLDERS                    $   (375,488)        $ 13,674,215         $ 2,054,860        $15,610,396
                                           ============         ============         ===========        ===========

EARNINGS (LOSS) PER COMMON SHARE           $     (75.10)        $   2,734.84         $    410.97        $  3,122.08
                                           ============         ============         ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                (a wholly owned subsidiary of Golf Hosts, Inc.)
            CONSOLIDATED STATEMENTS OF SHAREHOLDER'S (DEFICIT) EQUITY
                   FOR THE EIGHTEEN MONTHS ENDED JUNE 30, 1999


                                $1 Par Value               5.6% Cumulative
                                Common Stock               Preferred Stock                           Retained            Total
                              ----------------         ----------------------      Paid-In           (Deficit)       Shareholder's
                              Shares    Amount           Shares      Amount        Capital           Earnings      (Deficit) Equity
                              ------    ------         ---------   ----------    ------------      -----------     ----------------
Balance, December 31, 1997     5,000    $5,000         4,577,000   $4,577,000    $(13,557,000)     $(5,625,768)      $(14,600,768)

Net income available to
common shareholder                --        --                --           --              --        7,566,534          7,566,534
                               -----    ------         ---------   ----------    ------------      -----------       ------------

Balance, December 31, 1998     5,000     5,000         4,577,000    4,577,000     (13,557,000)       1,940,766         (7,034,234)

Net income available to
common shareholder                --        --                --           --              --        2,054,860          2,054,860
                               -----    ------         ---------   ----------    ------------      -----------       ------------

Balance, June 30, 1999         5,000    $5,000         4,577,000   $4,577,000    $(13,557,000)     $ 3,995,626       $ (4,979,374)
                               =====    ======         =========   ==========    ============      ===========       ============


The accompanying notes are an integral part of these financial statements.

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                 (a wholly owned subsidiary of Golf Hosts, Inc.)
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                  1999                  1998
                                                              -----------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income before dividend
     requirements on preferred stock                          $ 2,183,014          $ 15,738,552

  Noncash items included in income:
    Depreciation and amortization                               1,898,720             1,431,639
    Write-off of startup costs                                  1,606,538                    --
    Gain from change in tax status                                     --           (13,426,039)
    Increase in deferred tax                                           --               291,481
    Changes in operating working capital                       (3,345,281)           (1,441,673)
                                                              -----------          ------------
    Cash provided by operations                                 2,342,991             2,593,960
                                                              -----------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Decreases) increases in other assets                                --              (177,683)
  Purchases of property and equipment                          (1,894,207)           (3,416,166)
  Net recovery of cost of property and
     equipment sold or retired                                      7,229               (12,219)
  (Increase) decrease in assets held for sale                   2,605,738            (1,702,538)
                                                              -----------          ------------
     Cash provided by (used in) investing activities              718,760            (5,308,606)
                                                              -----------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decreases in notes payable                                     (195,762)             (355,987)
  Additional borrowings                                           303,416             3,068,990
  Repayment of line of credit                                  (3,513,173)                   --
  Decreases in other long-term liabilities                        (41,579)                   --
                                                              -----------          ------------
     Cash provided by (used for) financing activities          (3,447,098)            2,713,003
                                                              -----------          ------------
NET INCREASE (DECREASE) IN CASH                                  (385,347)               (1,643)
CASH, BEGINNING OF PERIOD                                       1,396,404                56,090
                                                              -----------          ------------
CASH, END OF PERIOD                                           $ 1,011,057          $     54,447
                                                              ===========          ============

NONCASH FINANCING AND INVESTING
  ACTIVITIES:

The Company satisfied its preferred
  stock dividend liability to GHI
  through the intercompany account                            $   128,154          $    128,156

   The accompanying notes are an integral part of these financial statements.

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                 (a wholly owned subsidiary of Golf Hosts, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 and 1998

(1)      ORGANIZATION, BUSINESS, LIQUIDITY AND ACCOUNTING POLICIES

         During the quarter, there was no significant change from the 10-K filing on December 31, 1998

         Financial Statement Presentation

         Certain reclassifications have been made to the June 1998 financial statements to conform to the December 1998 presentation.

(2)      LONG-TERM OBLIGATIONS

         Long-term obligations consist of the following:

                                                     June 30,          December 31,
                                                       1999                1998
                                                   -----------         -----------
Participating mortgage note at varying pay
     rates maturing in 2027                        $69,975,000         $69,975,000

$9,000,000 participation mortgage
     note credit facility                            9,000,000           8,696,584

Mortgage note at 6.34%,
     maturing in 2002                                4,460,312           4,645,264

Capital lease at 9.51%                                 109,340             119,181
                                                   -----------         -----------

                                                    83,544,652          83,436,029
Less current maturities                                 20,945              19,976
                                                   -----------         -----------

                                                   $83,523,707         $83,416,053
                                                   ===========         ===========

                             GOLF HOST RESORTS, INC.
                      Management's Discussion and analysis
                of Financial condition and Results of Operations

Results of Operations

For purposes of discussing comparative results of operations for 1999 and 1998, the results of operations of Tamarron, which are included in gain (loss) on assets held for sale in 1999 and in assets held for sale in 1998, are also utilized.

Guest occupancy for the quarter, measured in room nights, increased 5.4% from the level of the prior year. On a divisional basis, Innisbrook's occupancy rose 4.9% while Tamarron experienced an increase in occupancy of 8.5%. The modest increase in Innisbrook's room nights occurred primarily in the group segment. The increase in Tamarron's occupancy occurred in the group segment, while the social segment occupancy declined slightly.

Revenues from resort operations on a per occupied room basis increased 2.9%, from $387.05 to $398.12. The improved guest spending is primarily attributable to Tamarron, which enjoyed a 16.4% increase in gross operating revenue. While Innisbrook's gross operating revenue rose 7.5%, its revenue per room night rose 2.4%. Innisbrook's average daily room rate rose 9.5% while Tamarron's increased 12.3% While meals served at Innisbrook declined .8%, revenue per meal served improved 10.6%. Tamarron's meals served rose 9.5% while its revenue per meal served increased 1.7%. The improved revenues per meal served at both resorts reflects the benefits of rethemed restaurants which were more attractive to guests. Innisbrook golf revenues were down 3.6% from the prior year, as revenue per player declined 5.0%. Rounds played increased 1.4%. Tamarron's golf revenues were down 8.4% while rounds played decreased by 6.3%. On a divisional basis, Innisbrook and Tamarron's revenue per occupied room for the second quarter of 1999 and 1998 were $412.28 and $316.78 as compared to $402.46 and $295.49, respectively. As a result of the improved occupancy and guest spending, total resort operations revenues rose $1.4 million, or 8.4%. Real estate activities at Tamarron generated two lot sales during the second quarter of 1999 and none during 1998. There are no remaining Pine Ridge homesites to be sold. All of the real estate sales activity for 1999 and 1998 is included in gain (loss) on assets held for sale in the statements of income.

Costs and operating expenses increased to 87.0% of total resort operations revenues as compared to 86.8% in 1998. At Innisbrook, gross operating income increased 16.8% as relative departmental operating expense levels rose moderately by 3.4% over the prior year while revenues increased at a 7.4% rate. At the same time, Innisbrook's fixed charges and other expenses increased 21.3% over the prior year, primarily due to increased rental pool distribution expense and amortization of intangible assets. While Tamarron's gross operating revenue increased as noted above, its cost and operating expenses experienced a 1.2% decrease. Tamarron's fixed charges and other expenses increased 6.9%.

Interest expense declined 4.2%, primarily as a result of payments under a participating mortgage in 1998 which did not reoccur in 1999. The gain from change in tax status of $13.4 million resulted from the conversion to a subchapter S subsidiary effective February 3, 1998.

Financial Condition and Liquidity

The Company's working capital position (exclusive of Assets Held for Sale) was $4,159,000 at June 30, 1999 as compared to a deficit of $2,186,000 at December 31, 1998. The Company typically experiences seasonal fluctuations in its net working capital position without normally impairing its ability to pay trade creditors in a timely manner and satisfy its financial obligations in an orderly fashion.

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

Item 4.       Submission of matters to a Vote of Security Holders

              Not applicable.

Item 5.       Other Information

              Pursuant to an agreement with the SEC staff, included in this 10-Q filing are unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation for the quarter and six months ended June 30, 1999 and 1998.

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



             GOLF HOST RESORTS, INC.





        Date:   August 20, 1999         By: /s/ Merrick Kleeman
              ------------------            -----------------------------------
                                            Merrick Kleeman
                                            President



        Date:   August 20, 1999         By: /s/ R. Keith Wilt
              ------------------            -----------------------------------
                                            R. Keith Wilt
                                            Vice President and Treasurer

                          RENTAL POOL LEASE OPERATIONS


The following unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation (the Rental Pools) are for the quarters and six months ended June 30, 1999 and 1998.

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

                     INNISBROOK RENTAL POOL LEASE OPERATION
                                 BALANCE SHEETS
                             JUNE 30, 1999 AND 1998

                                DISTRIBUTION FUND

                                                                           1999                1998
                                                                       -----------          ----------
                                     ASSETS

RECEIVABLE FROM GOLF HOST RESORTS, INC
     FOR DISTRIBUTION                                                  $ 1,984,193          $1,843,159
INTEREST RECEIVABLE FROM MAINTENANCE
     ESCROW FUND                                                            27,480              22,127
                                                                       -----------          ----------
                                                                       $ 2,011,673          $1,865,286
                                                                       ===========          ==========

                   LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                                     1,577,250           1,447,419
DUE TO MAINTENANCE ESCROW FUND                                             434,423             417,867
PARTICIPANTS' FUND BALANCES                                                     --                  --
                                                                       -----------          ----------
                                                                       $ 2,011,673          $1,865,286
                                                                       ===========          ==========

                             MAINTENANCE ESCROW FUND

                                     ASSETS

CASH AND CASH EQUIVALENTS                                              $ 2,613,918          $1,862,745
RECEIVABLE FROM DISTRIBUTION FUND                                          434,423             417,867
INVENTORY                                                                   80,382                  --
INTEREST RECEIVABLE                                                         42,486              31,295
                                                                       -----------          ----------
                                                                       $ 3,171,209          $2,311,907
                                                                       ===========          ==========

                   LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                                       $     1,990          $   17,716
INTEREST PAYABLE TO DISTRIBUTION FUND                                       27,480              22,127
CARPET CARE RESERVE                                                         (2,968)             19,509
PARTICIPANTS' FUND BALANCES                                              3,144,707           2,262,555
                                                                       -----------          ----------
                                                                       $ 3,171,209          $2,311,907
                                                                       ===========          ==========

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                     INNISBROOK RENTAL POOL LEASE OPERATION
                            STATEMENTS OF OPERATIONS
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                DISTRIBUTION FUND

                                                        Current Quarter                          Year-to-Date
                                                 ------------------------------        --------------------------------
                                                    1999               1998                1999                1998
                                                 -----------        -----------        ------------        ------------

GROSS REVENUES                                   $ 5,194,758        $ 4,648,684        $ 13,904,392        $ 12,393,503
                                                 -----------        -----------        ------------        ------------

DEDUCTIONS:
     Agents' commissions                             358,596            209,030             797,036             459,819
     Credit Card fees                                 42,323             37,556             105,494             119,857
     Audit fees                                        3,250              3,250               6,500               6,499
                                                 -----------        -----------        ------------        ------------
                                                     404,169            249,836             909,030             586,175
                                                 -----------        -----------        ------------        ------------
DJUSTED GROSS REVENUES                             4,790,589          4,398,848          12,995,362          11,807,328
MANAGEMENT FEE                                    (2,386,715)        (2,190,295)         (6,476,117)         (5,880,163)
                                                 -----------        -----------        ------------        ------------
GROSS INCOME DISTRIBUTION                          2,403,874          2,208,553           6,519,245           5,927,165

ADJUSTMENTS TO GROSS INCOME
 DISTRIBUTION:
     Management fee                                 (268,808)          (238,143)           (722,754)           (636,865)
     Marketing fee                                  (146,623)          (129,896)           (394,230)           (347,380)
     Miscellaneous pooled expense                    (22,323)           (12,666)            (68,060)            (38,009)
     Corporate complimentary occupancy fees            8,328              9,544              16,645              16,553
     Westin Associate room fees                       13,196              7,960              26,027               7,960
     Occupancy fees                                 (487,723)          (469,464)         (1,040,382)         (1,052,771)
     Advisory Committee expenses                      (7,166)            (6,883)            (13,582)            (16,408)
                                                 -----------        -----------        ------------        ------------

NET INCOME DISTRIBUTION                            1,492,755          1,369,005           4,322,909           3,860,245

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
     Occupancy fees                                  487,723            469,464           1,040,382           1,052,771
     Hospitality suite fees                              135                134                 324                 134
     Greens fees                                       2,620              3,236               6,666               8,759
     Additional participation credit                     960              1,320               1,920               2,640
                                                 -----------        -----------        ------------        ------------

AMOUNT AVAILABLE FOR DISTRIBUTION
 TO PARTICIPANTS                                 $ 1,984,193        $ 1,843,159        $  5,372,201        $  4,924,549
                                                 ===========        ===========        ============        ============

Average daily distribution                       $     27.84        $     23.23        $      38.10        $      32.53
Average room rate                                $    132.89        $    121.83        $     165.24        $     143.93
Occupied room nights                                  39,090             38,156              84,148              86,107
Available room nights                                 71,262             79,347             141,018             151,408
Occupancy percentage                                    54.9%              48.1%               59.7%               56.9%
Average number of available units                        783                872                 779                 837

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                     INNISBROOK RENTAL POOL LEASE OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                DISTRIBUTION FUND

                                                          CURRENT QUARTER                  YEAR-TO-DATE
                                                   ---------------------------     ----------------------------
                                                      1999            1998            1999            1998
                                                   -----------     -----------     -----------     -----------

BALANCE, beginning of period                       $        --     $        --     $        --     $        --

ADDITIONS:
  Amount available for distribution                  1,984,193       1,843,159       5,372,201       4,924,549
  Interest received or receivable from
     Maintenance Escrow Fund                            27,480          22,127          52,799          43,103

REDUCTIONS:
  Amounts withheld for Maintenance Escrow Fund        (434,423)       (417,867)       (949,077)       (937,145)
  Amounts accrued or paid to participants           (1,577,250)     (1,447,419)     (4,475,923)     (4,030,507)
                                                   -----------     -----------     -----------     -----------

BALANCE, end of period                             $        --     $        --     $        --     $        --
                                                   ===========     ===========     ===========     ===========

                             MAINTENANCE ESCROW FUND

BALANCE, beginning of period                       $ 2,742,143     $ 2,231,466     $ 2,505,110     $ 1,901,616

ADDITIONS:
  Amounts withheld from occupancy fees                 434,423         417,867         927,423         937,145
  Interest earned                                       27,480          22,127          52,799          43,103
  Charges to participants to establish
     or restore escrow balances                        269,855          43,976         335,380         127,779

REDUCTIONS:
  Maintenance charges                                 (224,352)       (382,848)       (342,696)       (577,062)
  Carpet care reserve deposit                          (19,509)         (9,389)        (30,563)        (21,055)
  Interest accrued or paid to Distribution Fund        (27,480)        (22,127)        (52,799)        (43,103)
  Refunds to participants as prescribed by
     the master lease agreements                       (57,853)        (48,517)       (249,947)       (115,868)
                                                   -----------     -----------     -----------     -----------

BALANCE, end of period                             $ 3,144,707     $ 2,252,555     $ 3,144,707     $ 2,252,555
                                                   ===========     ===========     ===========     ===========

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                      TAMARRON RENTAL POOL LEASE OPERATION
                                 BALANCE SHEETS
                             JUNE 30, 1999 AND 1998

                                DISTRIBUTION FUND

                                                             1999          1998
                                                           --------      --------
                                     ASSETS

CASH                                                       $  1,000      $  1,000
RECEIVABLE FROM GOLF HOST RESORTS, INC
     FOR DISTRIBUTION                                       332,009       283,690
INTEREST RECEIVABLE FROM MAINTENANCE
     ESCROW FUND                                                 --           376
                                                           --------      --------
                                                           $333,009      $285,066
                                                           ========      ========

                   LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                       $274,347      $235,763
DUE TO MAINTENANCE ESCROW FUND                               58,662        49,303
                                                           --------      --------
                                                           $333,009      $285,066
                                                           ========      ========

                             MAINTENANCE ESCROW FUND

                                     ASSETS

CASH AND CASH EQUIVALENTS                                  $ 22,351      $ 33,553
DUE FROM DISTRIBUTION FUND                                   58,662        49,303
INVENTORY:
     Linen                                                   45,818        44,147
     Materials and supplies                                  14,672        15,274
                                                           --------      --------
                                                           $141,503      $142,277
                                                           ========      ========

                   LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                           $ 12,537      $ 18,687
INTEREST PAYABLE TO DISTRIBUTION FUND                            --           376
PARTICIPANTS' FUND BALANCES                                 128,966       123,214
                                                           --------      --------
                                                           $141,503      $142,277
                                                           ========      ========

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                      TAMARRON RENTAL POOL LEASE OPERATION
                            STATEMENTS OF OPERATIONS
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                DISTRIBUTION FUND

                                                                CURRENT QUARTER                      YEAR-TO-DATE
                                                          --------------------------        ------------------------------
                                                             1999             1998              1999               1998
                                                          ---------        ---------        -----------        -----------

GROSS REVENUES                                            $ 734,637        $ 632,602        $ 1,327,534        $ 1,119,210
                                                          ---------        ---------        -----------        -----------

DEDUCTIONS:
  Agents' commissions                                         8,832            9,633             45,157             59,305
  Sales and marketing expenses                               55,098           47,445             99,565             83,941
  Audit fees                                                  3,255            2,972              6,510              5,573
                                                          ---------        ---------        -----------        -----------
                                                             67,185           60,050            151,232            148,819
                                                          ---------        ---------        -----------        -----------

ADJUSTED GROSS REVENUES                                     667,452          572,552          1,176,302            970,391
MANAGEMENT FEE                                             (333,726)        (286,276)          (588,151)          (485,195)
                                                          ---------        ---------        -----------        -----------

GROSS INCOME DISTRIBUTION                                   333,726          286,276            588,151            485,196

ADJUSTMENTS TO GROSS INCOME
   DISTRIBUTION:
     Corporate complimentary occupancy fees                     939              428              1,592                735
     Occupancy fees                                         (69,784)         (66,085)          (143,228)          (129,648)
     Designated items                                       (22,768)         (15,259)           (66,877)           (31,878)
     Advisory Committee expenses                             (2,656)          (3,014)            (5,938)            (5,941)
                                                          ---------        ---------        -----------        -----------

POOLED INCOME                                               239,457          202,346            373,700            318,464

ADJUSTMENTS TO POOLED INCOME:
     Occupancy fees                                          69,784           66,085            143,228            129,648
                                                          ---------        ---------        -----------        -----------

NET INCOME DISTRIBUTION                                   $ 309,241        $ 268,431        $   516,928        $   448,112
                                                          =========        =========        ===========        ===========


     Average daily distribution                           $   12.18        $   10.14        $     10.33        $      8.60
     Average room rate                                    $  103.22        $   96.20        $     90.96        $     87.47
     Room nights                                              7,117            6,576             14,594             12,795
     Occupancy percentage                                      28.0%            24.8%              29.2%              24.6%
     Average number of available units                          276              291                276                288
     Number of units in Rental Pool at end of period            284              296                284                296

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                      TAMARRON RENTAL POOL LEASE OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                DISTRIBUTION FUND

                                                          CURRENT QUARTER                  YEAR-TO-DATE
                                                    -------------------------       -------------------------
                                                       1999            1998            1999            1998
                                                    ---------       ---------       ---------       ---------
BALANCE, beginning of period                        $      --       $      --       $      --       $      --

ADDITIONS:
  Amounts available for distribution                  309,241         268,431         516,928         448,112
  Interest received or receivable from
     Maintenance Escrow Fund                               --             376              --             778

REDUCTIONS:
  Amounts withheld for Maintenance Escrow Fund        (34,894)        (33,044)        (71,619)        (64,828)
  Amounts accrued or paid to participants            (274,347)       (235,763)       (445,309)       (384,062)
                                                    ---------       ---------       ---------       ---------

BALANCE, end of period                              $      --       $      --       $      --       $      --
                                                    =========       =========       =========       =========


                                                   MAINTENANCE ESCROW FUND

BALANCE, beginning of period                        $ 193,614       $ 172,418       $ 174,111       $ 165,522

ADDITIONS:
  Amounts withheld from occupancy fees                 34,894          33,044          71,619          64,828
  Interest earned                                          --             376              --             778
  Reimbursement of designated items                    22,768          15,259          66,877          31,878
  Charges to participants to establish
     or restore escrow balances                         3,906          96,422          16,734         201,694

REDUCTIONS:
  Maintenance and inventory charges                   (91,903)       (147,408)       (110,311)       (180,484)
  Refurbishing charges                                 (6,766)        (29,334)         (9,740)       (120,588)
  Interest accrued or paid to
     Distribution Fund                                     --            (376)             --            (778)
  Designated items                                    (22,768)        (15,259)        (66,877)        (31,878)
  Refunds to participants as prescribed
     by Master Lease Agreement                         (4,779)         (1,928)        (13,447)         (7,758)
                                                    ---------       ---------       ---------       ---------


BALANCE, end of period                              $ 128,966       $ 123,214       $ 128,966       $ 123,214
                                                    =========       =========       =========       =========

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.