Form 10-Q
period 1999-09-30
GOLF HOST RESORTS INC
filed 1999-11-22
CIK 42429

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                             ---------------------


                     For Quarter Ended September 30, 1999

                          Commission File no. 2-64309

                            GOLF HOST RESORTS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Colorado                                                     84-0631130
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

36750 US 19 N., Palm Harbor, Florida            34684
--------------------------------------------------------
(Address of principal executive offices)      (Zip Code)

(727) 942-2000
----------------------------------------------------
(Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for the past 90 days. - Yes [X] No [ ]

         Issuer has no common stock subject to this report.

                    GOLF HOST RESORTS, INC. AND SUBSIDIARY
                (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                                 BALANCE SHEETS
                   SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                     ASSETS
                          (Substantially all pledged)


                                                           SEPTEMBER 30,         DECEMBER 31,
                                                               1999                 1998
                                                           -------------         ------------
                                                            (unaudited)
CURRENT ASSETS:
    Cash                                                    $ 1,230,305          $ 1,396,404
    Restricted cash                                             591,428              705,297
    Accounts receivable, net                                  9,039,019            7,545,177
    Notes receivable                                          1,349,823            1,349,823
    Inventories and supplies                                  1,592,999            2,057,450
    Prepaid expenses and other assets                           362,233            1,061,668
                                                            -----------          -----------
                                                             14,165,807           14,115,819

    Assets held for sale                                      9,444,303           12,684,302
                                                            -----------          -----------

         Total current assets                                23,610,110           26,800,121

    INTANGIBLES, net                                         27,225,779           28,547,188

    PROPERTY AND EQUIPMENT, at cost, less
         accumulated depreciation and amortization           42,413,778           41,585,829

    OTHER ASSETS                                                314,526            1,874,723
                                                            -----------          -----------
                                                            $93,564,193          $98,807,861
                                                            ===========          ===========

  The accompanying notes are an integral part of these financial statements.

                    GOLF HOST RESORTS, INC. AND SUBSIDIARY
                (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                                 BALANCE SHEETS
                   SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                    LIABILITIES AND SHAREHOLDER'S (DEFICIT)


                                                             SEPTEMBER 30,            DECEMBER 31,
                                                                 1999                    1998
                                                             -------------           -------------
                                                              (unaudited)
CURRENT LIABILITIES:
    Account receivable line of credit                        $     549,051           $   3,832,443
    Accounts payable                                             5,243,842               3,110,889
    Accrued expenses                                             4,501,392               5,241,267
    Deposits and prepaid fees                                    2,938,725               3,657,913
    Intercompany payable                                         1,274,118                 459,520
                                                             -------------           -------------

         Total current liabilities                              14,507,128              16,302,032

NOTES PAYABLE                                                   83,475,565              83,416,053
OTHER LONG-TERM LIABILITIES                                      5,008,634               4,353,543
DEFERRED INCOME TAXES                                            1,770,467               1,770,467
                                                             -------------           -------------
         Total liabilities                                     104,761,794             105,842,095
                                                             -------------           -------------
SHAREHOLDER'S (DEFICIT)
    Common stock, $1 par, 5,000 shares
         authorized, issued, and outstanding                         5,000                   5,000
    5.6% cumulative preferred
         stock, $1 par, 4,577,000
         shares authorized, issued, and outstanding              4,577,000               4,577,000
    Paid-in capital                                            (13,557,000)            (13,557,000)
    Retained earnings                                           (2,222,601)              1,940,766
                                                             -------------           -------------

    Total shareholder's (deficit)                              (11,197,601)             (7,034,234)
                                                             -------------           -------------
    Total liabilities and shareholder's
         (deficit)                                           $  93,564,193           $  98,807,861
                                                             =============           =============

   The accompanying notes are an integral part of these financial statements.

                    GOLF HOST RESORTS, INC. AND SUBSIDIARY
                (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                              STATEMENTS OF INCOME
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                          Quarters ended Sept 30,          Nine Months ended Sept 30,

                                       -----------------------------     -----------------------------
                                            1999            1998             1999              1998
                                       ------------     ------------     ------------     ------------
REVENUES:
    Resort facilities                  $  2,393,168     $  2,402,941     $ 16,810,156     $ 14,809,288
    Food and beverage                     2,457,808        1,944,683       12,746,726       11,309,350
    Golf                                  1,855,983        1,876,610       11,942,740       12,115,312
    Other                                   941,544        1,142,866        4,942,827        5,105,779
                                       ------------     ------------     ------------     ------------
                                          7,648,503        7,367,100       46,442,449       43,339,729
                                       ------------     ------------     ------------     ------------
COST AND OPERATING EXPENSES:
    Resort facilities                     2,354,056        2,143,596       11,525,521       10,962,581
    Food and beverage                     2,273,866        1,469,145        8,398,909        7,554,440
    Golf                                  1,350,653        1,537,987        5,348,060        5,379,059
    Other                                 3,043,321        3,478,545       13,046,178       10,923,568
    General and administrative            1,586,581        1,422,971        4,946,193        3,792,029
                                       ------------     ------------     ------------     ------------
                                         10,608,477       10,052,244       43,264,861       38,611,677
GAIN (LOSS) ON ASSETS HELD FOR SALE         504,764          327,475         (172,871)         327,475
                                       ------------     ------------     ------------     ------------

OPERATING INCOME (LOSS)                  (2,465,317)      (2,357,669)       3,004,717        5,055,527

INTEREST, NET                             2,216,359        2,309,290        6,975,853        7,028,357
                                       ------------     ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAX          (4,681,676)      (4,666,959)      (3,971,136)      (1,972,830)

PARENT INCOME TAX CHARGE                         --               --               --          381,614

GAIN FROM CHANGE IN TAX STATUS                   --               --               --       13,426,039
                                       ------------     ------------     ------------     ------------
INCOME (LOSS) BEFORE DIVIDEND
  REQUIREMENTS ON PREFERRED STOCK        (4,681,676)      (4,666,959)      (3,971,136)      11,071,595

DIVIDEND REQUIREMENTS ON
  PREFERRED STOCK                            64,077           64,078          192,231          192,234
                                       ------------     ------------     ------------     ------------
NET INCOME (LOSS) AVAILABLE
  TO COMMON SHAREHOLDER                $ (4,745,753)    $ (4,731,037)    $ (4,163,367)    $ 10,879,361
                                       ============     ============     ============     ============

EARNINGS (LOSS) PER COMMON SHARE       $    (949.15)    $    (946.21)    $    (832.67)    $   2,175.87
                                       ============     ============     ============     ============

  The accompanying notes are an integral part of these financial statements.

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
           CONSOLIDATED STATEMENTS OF SHAREHOLDER'S (DEFICIT) EQUITY
               FOR THE TWENTY-ONE MONTHS ENDED SEPTEMBER 30, 1999


                                   $1 Par Value             5.6% Cumulative
                                   Common Stock             Preferred Stock                           Retained          Total
                                -----------------      -------------------------     Paid-In         (Deficit)      Shareholder's
                                Shares     Amount        Shares         Amount       Capital          Earnings     (Deficit) Equity
                                ------    -------      ---------     -----------   ------------    ------------    ----------------
Balance, December 31, 1997      5,000     $ 5,000      4,577,000     $ 4,577,000   $(13,557,000)   $ (5,625,768)    $ (14,600,768)

Net income available to
  common shareholder                -           -              -               -              -       7,566,534         7,566,534
                                -----     -------      ---------     -----------   ------------    ------------     -------------
Balance, December 31, 1998      5,000       5,000      4,577,000        4,577,00    (13,557,000)      1,940,766        (7,034,234)

Net income available to
  common shareholder                -           -              -               -              -      (4,163,367)       (4,163,367)
                                -----     -------      ---------     -----------   ------------    ------------     -------------

Balance, September 30, 1999     5,000     $ 5,000      4,577,000     $ 4,577,000   $(13,557,000)   $ (2,222,601)    $ (11,197,601)
                                =====     =======      =========     ===========   ============    ============     =============

   The accompanying notes are an integral part of these financial statements.

                    GOLF HOST RESORTS, INC. AND SUBSIDIARY
                (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                           STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                                   1999               1998
                                                               ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) before dividend
         requirements on preferred stock                       $ (3,971,136)      $ 11,071,595

    Noncash items included in income:
         Depreciation and amortization                            2,984,409          3,003,035
         Write-off of startup costs                               1,623,446                 --
         Gain from change in tax status                                  --                 --
         Increase in deferred tax                                        --        (13,134,558)
         Changes in operating working capital                     1,080,186          2,493,962
                                                               ------------       ------------
         Cash provided by operations                              1,716,905          3,434,034
                                                               ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease (increase) in other assets                             (63,249)          (356,231)
    Purchases of property and equipment                          (2,498,195)        (6,037,586)
    Net recovery of cost of property and
         equipment sold or retired                                    7,229            (10,921)
    (Increase) decrease in assets held for sale                   3,240,000         (1,427,727)
                                                               ------------       ------------
         Cash provided by (used in) investing activities            685,785         (7,832,465)
                                                               ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Decreases in notes payable                                     (284,157)          (355,987)
    Additional borrowings                                           303,416          4,743,324
    Repayment of line of credit                                  (3,283,392)                --
    Increases in other long-term liabilities                        695,344                 --
                                                               ------------       ------------
         Cash provided by (used for) financing activities        (2,568,789)         4,387,337
                                                               ------------       ------------
NET INCREASE (DECREASE) IN CASH                                    (166,099)           (11,094)
CASH, BEGINNING OF PERIOD                                         1,396,404             56,090
                                                               ------------       ------------
CASH, END OF PERIOD                                            $  1,230,305       $     44,996
                                                               ============       ============
NONCASH FINANCING AND INVESTING
    ACTIVITIES:

The Company satisfied its preferred
    stock dividend liability to GHI
    through the intercompany account                           $    192,231       $    192,234

  The accompanying notes are an integral part of these financial statements.

                    GOLF HOST RESORTS, INC. AND SUBSIDIARY
                (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1999 and 1998

(1)    ORGANIZATION, BUSINESS, LIQUIDITY AND ACCOUNTING
       POLICIES

       During the quarter, there was no significant change from the 10-K filing on December 31, 1998.

       Financial Statement Presentation

       Certain reclassifications have been made to the September 1998 financial statements to conform to the December 1998 presentation.

(2)    LONG-TERM OBLIGATIONS

       Long-term obligations consist of the following:


                                                            SEPTEMBER 30,          DECEMBER 31,
                                                                1999                   1998
                                                            -------------          ------------
Participating mortgage note at varying pay
       rates maturing in 2027                               $ 69,975,000           $ 69,975,000

$9,000,000 participation mortgage
       note credit facility                                    9,000,000              8,696,584

Mortgage note at 6.34%,
       maturing in 2002                                        4,417,764              4,645,264

Capital lease at 9.51%                                           104,248                119,181
                                                            ------------           ------------

                                                              83,497,012             83,436,029
Less current maturities                                           21,447                 19,976
                                                            ------------           ------------

                                                            $ 83,475,565           $ 83,416,053
                                                            ============           ============

                            GOLF HOST RESORTS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For purposes of discussing comparative results of operations for 1999 and 1998, the results of operations of Tamarron, which are included in gain (loss) on assets held for sale in 1999, are also utilized.

Guest occupancy for the quarter, measured in room nights, declined .8% from the level of the prior year. On a divisional basis, Innisbrook's occupancy rose .6% while Tamarron experienced a reduction in occupancy of 3.3%. The modest increase in Innisbrook's room nights occurred primarily in the transient segment. The decline in Tamarron's occupancy occurred in the transient segment, while the group segment occupancy declined slightly.

Revenues from resort operations on a per occupied room basis increased 3.0%, from $328.48 to $338.44. The resorts shared the improved guest spending, with Innisbrook's guest spending per occupied room rising 3.2% while Tamarron enjoyed a 2.8% increase. This resulted from a 3.8% increase in Innisbrook's revenue, with Tamarron posting a .6% decline. The average daily room rate rose 4.5% during the period. Innisbrook's average daily room rate declined 1.0% and Tamarron's increased 13.1%. Innisbrook's meals served rose 29% and its revenue per meal served declined 2.4%. The increase in meals served resulted from the opening of an on property pizzeria and a lounge. These facilities generate a lower average check than the restaurants. Tamarron's meals served approximated the prior year, while its revenue per meal declined 4.2% due to a change in the mix of banquet/restaurant meals served. Innisbrook golf revenues were down 1.1% from the prior year, as revenue per player declined 14.8%. This resulted from a 16.1% increase in rounds played; the increase being attributable to a discounted rate promotional program. Tamarron's golf revenues were down 7.6%, reflecting the 8.4% decrease in rounds played, which was partially due to inclement weather. On a divisional basis, Innisbrook and Tamarron's revenue per occupied room for the third quarter of 1999 and 1998 were $336.49 and $341.98 as compared to $326.12 and $332.59, respectively. As a result of the improved guest spending, total resort operations revenues rose $257,000, or 2.2%. There was no Pine Ridge lot sale activity in the third quarter of either year, and there are no remaining Pine Ridge homesites to be sold. All of the real estate sales activity for 1999 and 1998 is included in gain (loss) on assets held for sale in the statements of income.

Costs and operating expenses as a percentage of revenues approximated the prior year. At Innisbrook, the gross operating loss for the quarter improved 20.2%, or $108,000, as relative departmental operating expense increased by a modest 2.2% over the prior year. At the same time, Innisbrook's fixed charges and other expenses declined .6% from the prior year. While Tamarron's gross operating revenue increased as noted above, its cost and operating expenses decreased 7.7% while its fixed charges and other expenses approximated those of the prior year.

FINANCIAL CONDITION AND LIQUIDITY

The Company's working capital position (exclusive of Assets Held for Sale) was a deficit of $341,000 at September 30, 1999 as compared to a deficit of $2,186,000 at December 31, 1998. The Company typically experiences seasonal fluctuations in its net working capital position without normally impairing its ability to pay trade creditors in a timely manner and satisfy its financial obligations in an orderly fashion.

Based on existing cash levels and the additional cash sources discussed above, the Company assesses its liquidity as satisfactory.

YEAR 2000 ISSUE

The Company has carefully reviewed the impact of the year 2000 issues on its information technology and other electronic systems as well as its vendors and suppliers. It has determined the consequences of its year 2000 issues will not have a material impact on either the future operating results or financial condition of the Company.

                         PART II -- OTHER INFORMATION

Item 1.     Legal Proceedings

            Registrant is not currently involved in material legal proceedings other than ordinary routine litigation incidental to its business.

Item 2.     Changes in Securities

            Not applicable.

Item 3.     Defaults Upon Senior Securities

            Not applicable.

Item 4.     Submission of matters to a Vote of Security Holders

            Not applicable.

Item 5.     Other Information

            Pursuant to an agreement with the SEC staff, included in this 10-Q filing are unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation for the quarter and nine months ended September 30, 1999 and 1998.

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





                            GOLF HOST RESORTS, INC.





Date:  November 22, 1999                  By: /s/ Merrick Kleeman
     ------------------------                 ----------------------------
                                              Merrick Kleeman
                                              President

Date:  November 22, 1999                  By: /s/ R. Keith Wilt
     ------------------------                 ----------------------------
                                              R. Keith Wilt
                                              Vice President and Treasurer

                          RENTAL POOL LEASE OPERATIONS

The following unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation (the Rental Pools) are for the quarters and nine months ended September 30, 1999 and 1998.

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

                    INNISBROOK RENTAL POOL LEASE OPERATION
                                 BALANCE SHEETS
                          SEPTEMBER 30, 1999 AND 1998

                               DISTRIBUTION FUND


                                                           1999              1998
                                                       -----------       -----------
                       ASSETS

RECEIVABLE FROM GOLF HOST RESORTS, INC.
    FOR DISTRIBUTION                                   $   921,741       $   903,483
INTEREST RECEIVABLE FROM MAINTENANCE
    ESCROW FUND                                             54,339            24,030
                                                       -----------       -----------
                                                       $   976,080       $   927,513
                                                       ===========       ===========

      LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                       716,279           670,103
DUE TO MAINTENANCE ESCROW FUND                             259,801           257,410
PARTICIPANTS' FUND BALANCES                                     --                --
                                                       -----------       -----------
                                                       $   976,080       $   927,513
                                                       ===========       ===========
              MAINTENANCE ESCROW FUND

                     ASSETS

CASH AND CASH EQUIVALENTS                              $ 5,925,231       $ 2,042,626
RECEIVABLE FROM DISTRIBUTION FUND                          259,801           257,410
INVENTORY                                                  821,586                --
INTEREST RECEIVABLE                                         76,582            19,285
                                                       -----------       -----------
                                                       $ 7,083,200       $ 2,319,321
                                                       ===========       ===========
      LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                       $   128,881       $     5,844
INTEREST PAYABLE TO DISTRIBUTION FUND                       54,339            24,030
CARPET CARE RESERVE                                        (10,817)            9,994
PARTICIPANTS' FUND BALANCES                              6,910,797         2,279,453
                                                       -----------       -----------
                                                       $ 7,083,200       $ 2,319,321
                                                       ===========       ===========

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                    INNISBROOK RENTAL POOL LEASE OPERATION
                           STATEMENTS OF OPERATIONS
      FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                               DISTRIBUTION FUND


                                                     CURRENT QUARTER                       YEAR-TO-DATE
                                              ------------------------------      ------------------------------
                                                  1999              1998              1999              1998
                                              ------------      ------------      ------------      ------------
GROSS REVENUES                                $  2,358,631      $  2,230,251      $ 16,263,023      $ 14,623,754
                                              ------------      ------------      ------------      ------------
DEDUCTIONS:
    Agents' commissions                            132,772            37,919           929,808           497,738
    Credit Card fees                                21,321            21,328           126,815           141,185
    Audit fees                                       3,250             3,250             9,750             9,749
                                              ------------      ------------      ------------      ------------
                                                   157,343            62,497         1,066,373           648,672
                                              ------------      ------------      ------------      ------------

ADJUSTED GROSS REVENUES                          2,201,288         2,167,754        15,196,650        13,975,082
MANAGEMENT FEE                                  (1,096,349)       (1,079,003)       (7,572,466)       (6,959,166)
                                              ------------      ------------      ------------      ------------
GROSS INCOME DISTRIBUTION                        1,104,939         1,088,751         7,624,184         7,015,916

ADJUSTMENTS TO GROSS INCOME
 DISTRIBUTION:
    Management fee                                (121,368)         (113,559)         (844,122)         (750,424)
    Marketing fee                                  (66,200)          (61,942)         (460,430)         (409,322)
    Miscellaneous pooled expense                   (14,164)          (20,274)          (82,224)          (58,283)
    Corporate complimentary occupancy fees           8,320             9,601            24,965            26,154
    Westin Associate room fees                      16,089             4,370            42,116            12,330
    Occupancy fees                                (292,187)         (289,988)       (1,332,569)       (1,342,759)
    Advisory Committee expenses                     (7,861)           (6,115)          (21,443)          (22,523)
                                              ------------      ------------      ------------      ------------

NET INCOME DISTRIBUTION                            627,568           610,844         4,950,477         4,471,089

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
    Occupancy fees                                 292,187           289,988         1,332,569         1,342,759
    Hospitality suite fees                              --                --               324               134
    Greens fees                                      1,086             1,331             7,752            10,090
    Additional participation credit                    900             1,320             2,820             3,960
                                              ------------      ------------      ------------      ------------
AMOUNT AVAILABLE FOR DISTRIBUTION
 TO PARTICIPANTS                              $    921,741      $    903,483      $  6,293,942      $  5,828,032
                                              ============      ============      ============      ============

Average daily distribution                    $      12.88      $      10.95      $      29.61      $      24.92
Average room rate                             $     103.76      $      98.73      $     152.16      $     134.12
Occupied room nights                                22,732            22,590           106,880           109,036
Available room nights                               71,557            82,492           212,575           233,900
Occupancy percentage                                  31.8%             27.4%             50.3%             46.6%
Average number of available units                      778               897               779               857

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                    INNISBROOK RENTAL POOL LEASE OPERATION
             STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
      FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                       CURRENT QUARTER                      YEAR-TO-DATE
                                                -----------------------------       -----------------------------
                                                    1999              1998              1999              1998
                                                -----------       -----------       -----------       -----------
                               DISTRIBUTION FUND

BALANCE, beginning of period                    $        --       $        --       $        --       $        --

ADDITIONS:
  Amount available for distribution                 921,741           903,483         6,293,942         5,828,032
  Interest received or receivable from
    Maintenance Escrow Fund                          54,339            24,030           107,138            67,133

REDUCTIONS:
  Amounts withheld for Maintenance
     Escrow Fund                                   (259,801)         (257,410)       (1,208,878)       (1,194,555)
  Amounts accrued or paid to participants          (716,279)         (670,103)       (5,192,202)       (4,700,610)
                                                -----------       -----------       -----------       -----------

BALANCE, end of period                          $        --       $        --       $        --       $        --
                                                ===========       ===========       ===========       ===========

                            MAINTENANCE ESCROW FUND

BALANCE, beginning of period                    $ 3,144,707       $ 2,252,555       $ 2,505,110       $ 1,901,616

ADDITIONS:
  Amounts withheld from occupancy fees              259,801           257,410         1,187,224         1,194,555
  Interest earned                                    54,339            24,030           107,138            67,133
  Charges to participants to establish
    or restore escrow balances                    4,362,515            34,104         4,697,895           161,883

REDUCTIONS:
  Maintenance charges                              (842,121)         (184,490)       (1,184,817)         (761,552)
  Carpet care reserve deposit                       (11,687)           (5,800)          (42,250)          (26,855)
  Interest accrued or paid to
     Distribution Fund                              (54,339)          (24,030)         (107,138)          (67,133)
  Refunds to participants as prescribed by
    the master lease agreements                      (2,418)          (74,326)         (252,365)         (190,194)
                                                -----------       -----------       -----------       -----------

BALANCE, end of period                          $ 6,910,797       $ 2,279,453       $ 6,910,797       $ 2,279,453
                                                ===========       ===========       ===========       ===========

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                     TAMARRON RENTAL POOL LEASE OPERATION
                                BALANCE SHEETS
                          SEPTEMBER 30, 1999 AND 1998

                               DISTRIBUTION FUND

                                                   1999          1998
                                                 --------      --------
                      ASSETS

CASH                                             $  1,000      $  1,000
RECEIVABLE FROM GOLF HOST RESORTS, INC.
    FOR DISTRIBUTION                              788,850       754,275
INTEREST RECEIVABLE FROM MAINTENANCE
    ESCROW FUND                                        --           212
                                                 --------      --------
                                                 $789,850      $755,487
                                                 ========      ========

                  LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION             $706,425      $666,442
DUE TO MAINTENANCE ESCROW FUND                     83,425        89,045
                                                 --------      --------
                                                 $789,850      $755,487
                                                 ========      ========

                            MAINTENANCE ESCROW FUND

                      ASSETS

CASH AND CASH EQUIVALENTS                        $ 80,530      $ 26,176
DUE FROM DISTRIBUTION FUND                         83,425        89,045
INVENTORY:
    Linen                                          34,116        56,313
    Materials and supplies                         15,860        12,281
                                                 --------      --------
                                                 $213,931      $183,815
                                                 ========      ========

                  LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                 $  4,666      $  5,139
INTEREST PAYABLE TO DISTRIBUTION FUND                  --           212
PARTICIPANTS' FUND BALANCES                       209,265       178,464
                                                 --------      --------
                                                 $213,931      $183,815
                                                 ========      ========

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                     TAMARRON RENTAL POOL LEASE OPERATION
                           STATEMENTS OF OPERATIONS
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                               DISTRIBUTION FUND


                                                       CURRENT QUARTER                         YEAR-TO-DATE
                                                ------------------------------        ------------------------------
                                                   1999               1998               1999               1998
                                                -----------        -----------        -----------        -----------
GROSS REVENUES                                  $ 1,728,323        $ 1,671,867        $ 3,055,857        $ 2,791,077
                                                ===========        ===========        ===========        ===========
DEDUCTIONS:
  Agents' commissions                                18,248            125,390             63,405             92,845
  Sales and marketing expenses                      129,624             33,540            229,189            209,331
  Audit fees                                          3,255              3,714              9,765              9,287
                                                -----------        -----------        -----------        -----------
                                                    151,127            162,644            302,359            311,463
                                                -----------        -----------        -----------        -----------

ADJUSTED GROSS REVENUES                           1,577,196          1,509,223          2,753,498          2,479,614
MANAGEMENT FEE                                     (788,598)          (754,611)        (1,376,749)        (1,239,807)
                                                -----------        -----------        -----------        -----------

GROSS INCOME DISTRIBUTION                           788,598            754,612          1,376,749          1,239,807

ADJUSTMENTS TO GROSS INCOME
   DISTRIBUTION:
    Corporate complimentary occupancy fees              252              1,191              1,844              1,926
    Occupancy fees                                 (129,582)          (137,427)          (272,810)          (267,075)
    Designated items                                (17,632)           (19,329)           (84,509)           (51,207)
    Advisory Committee expenses                          --             (1,527)            (5,938)            (7,468)
                                                -----------        -----------        -----------        -----------

POOLED INCOME                                       641,636            597,520          1,015,336            915,983

ADJUSTMENTS TO POOLED INCOME:
    Occupancy fees                                  129,582            137,427            272,810            267,075
                                                -----------        -----------        -----------        -----------

NET INCOME DISTRIBUTION                         $   771,218        $   734,947        $ 1,288,146        $ 1,183,058
                                                ===========        ===========        ===========        ===========

    Average daily distribution                  $     32.45        $     29.97        $     17.46        $     15.44
    Average room rate                           $    132.90        $    122.53        $    110.73        $    105.57
    Room nights                                      13,005             13,644             27,599             26,439
    Occupancy percentage                               54.7%              55.6%              37.4%              34.5%
    Average number of available units                   258                267                270                283

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                     TAMARRON RENTAL POOL LEASE OPERATION
             STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
      FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                      CURRENT QUARTER                      YEAR-TO-DATE
                                               -----------------------------       -----------------------------
                                                  1999               1998             1999               1998
                                               -----------       -----------       -----------       -----------
DISTRIBUTION FUND

BALANCE, beginning of period                   $        --       $        --       $        --       $        --

ADDITIONS:
  Amounts available for distribution               771,218           734,947         1,288,146         1,183,059
  Interest received or receivable from
    Maintenance Escrow Fund                             --               212                --               990

REDUCTIONS:
  Amounts withheld for Maintenance
    Escrow Fund                                    (64,793)          (68,716)         (136,412)         (133,544)
  Amounts accrued or paid to participants         (706,425)         (666,443)       (1,151,734)       (1,050,505)
                                               -----------       -----------       -----------       -----------

BALANCE, end of period                         $        --       $        --       $        --       $        --
                                               ===========       ===========       ===========       ===========
MAINTENANCE ESCROW FUND

BALANCE, beginning of period                   $   128,966       $   123,214       $   174,111       $   165,522

ADDITIONS:
  Amounts withheld from occupancy fees              64,793            68,716           136,412           133,544
  Interest earned                                       --               212                --               990
  Reimbursement of designated items                 17,632            19,329            84,510            51,207
  Charges to participants to establish
    or restore escrow balances                      36,758           147,266            53,492           348,960

REDUCTIONS:
  Maintenance and inventory charges                (19,065)          (97,891)         (129,376)         (278,375)
  Refurbishing charges                                 779           (57,664)           (8,961)         (178,252)
  Interest accrued or paid to
    Distribution Fund                                   --              (212)               --              (990)
  Designated items                                 (17,632)          (19,329)          (84,510)          (51,207)
  Refunds to participants as prescribed
    by Master Lease Agreement                       (2,966)           (5,177)          (16,413)          (12,935)
                                               -----------       -----------       -----------       -----------

BALANCE, end of period                         $   209,265       $   178,464       $   209,265       $   178,464
                                               ===========       ===========       ===========       ===========

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.