Form 10-K
period 1999-12-31
GOLF HOST RESORTS INC
filed 2001-01-05
CIK 42429

                                    Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               -------------------

                                  ANNUAL REPORT

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                   For the fiscal year ended December 31, 1999

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

                                     PART I

ITEM 1.  BUSINESS

      Golf Host Resorts, Inc. (the "Company") was formed in July 1972 and is engaged in the operation of The Westin Innisbrook Resort in Tarpon Springs, Florida ("Innisbrook") and Sheraton Tamarron Resort in Durango, Colorado ("Tamarron"). Innisbrook and Tamarron (the "Resorts") offer championship quality golf facilities, restaurant and conference facilities, recreational activities including swimming and tennis and related resort activities. The Resorts are managed by Westin Hotel Company and Sheraton Operating Corporation, respectively, under long-term management agreements. Hilton Hotels Corporation ("HHC") managed Innisbrook from April 1, 1993 to July 15, 1997 and Tamarron from December 1, 1995 to August 31, 1998. Prior to management by HHC, the Resorts were managed by the Company.

      Prior to June 23, 1997, the Company was an 80% owned subsidiary of Golf Hosts, Inc. ("GHI"). The minority shareholders of the Company were also the majority shareholders of GHI. On June 23, 1997, TM Golf Hosts, Inc. ("TMGHI") acquired all of the outstanding shares of the Company. Concurrently, TMGHI and GHI merged with the legal survivor being GHI, which now owns 100% of the Company.

      The Company receives significant revenue from food and beverage sales, and from golf operations (primarily golf fees and merchandise sales). Also, during 1994, the Company undertook the development of nine residential homesites at Tamarron, identified as Estates at Tamarron-Highpoint. All of the homesites have been sold and closed with the last closing occurring in 1997. During 1995, the Company began a second development of nine residential homesites, Estates at Tamarron-Pine Ridge. Two of the sites were sold and closed during 1996, four during 1998, and the remaining three were sold and closed during 1999.

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

      Condominium ownership, simply stated, is a realty subdivision in which the individual "lots" are apartment units. Instead of owning a plot of ground, the condominium owner owns the air space where his condominium unit is located. This leaves substantial properties in interest which are not individually owned, e.g., the underlying land, roadways, parking lots, building foundations, exterior wall and roofs, garden areas, utility lines, et cetera. These areas are termed "common property" or "common elements" and each condominium owner has an undivided fractional interest in such property. The condominium owners at each of the Resorts establish an "Association of Condominium Owners" to administer and maintain such property and to conduct business of the condominium owners, such as maintaining insurance on the real property, upkeep of the structures, maintenance of the grounds, and provisions for certain utilities. The Association assesses fees to defray such expenses and to establish necessary reserves. Such charges, if not timely paid, may constitute a lien upon the separate condominium units. Each condominium owner must pay ad valorem property taxes and assessments for electricity, and to such matters independent of the other unit owners. These expenses would be incurred by owners of condominium units, regardless of an election to participate in the rental pool. With respect to governing the affairs of the Association, which is subject to state statutes, the participating condominium owners are accorded one (1) vote per condominium unit owned.

      The percentages of the foregoing revenue components to total revenues are as follows:

                                                                   191 DAY            174 DAY
                                                                 PERIOD ENDED       PERIOD ENDED
                                        1999         1998          12/31/97           6/23/97
      REVENUES
          Resort facilities             35.5%        34.0%           31.5%              33.9%
          Food and beverage             29.4%        27.0%           27.6%              25.5%
          Golf                          25.2%        26.7%           31.1%              29.5%
          Other                          9.9%        12.3%            9.8%              10.5%
          Real estate activities         0.0%         0.0%            0.0%               0.6%
                                       -----        -----           -----              -----
          Total                        100.0%       100.0%          100.0%             100.0%
                                       =====        =====           =====              =====

      The Company hosts more than a thousand conferences and related group meetings each year with its clients coming from a variety of industries, primarily from the central and eastern United States. Accordingly, the loss of a single client or a few clients would have no significant adverse effect on the Company's business.

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

      The Company has, on average, approximately 1,200 employees (900 at Innisbrook and 300 at Tamarron).

ITEM 2.  DESCRIPTION OF PROPERTIES

      Innisbrook is a condominium resort project situated on approximately 850 acres of land located in the northern portion of Pinellas County, Florida, near the Gulf of Mexico. It is north of Clearwater (approximately 9 miles) and west of Tampa (approximately 20 miles). There are 938 condominium units, 36 of which are strictly residential, with the balance eligible for rental pool participation. Of these 902 eligible units, 746, on average, participate in the rental pool. The resort complex includes 72 holes of golf; three practice ranges; three clubhouses with retail golf, food and beverage outlets; three conference and exhibit buildings; five swimming pools; a themed water attraction; a recreation center; tennis/fitness facility and numerous administrative and support structures.

      Tamarron is a condominium resort project situated on approximately 730 acres of land located in the northern portion of La Plata County, Colorado. It is north of Durango (approximately 18 miles) and south of Silverton (approximately 28 miles). The property is surrounded on three sides by the San Juan National Forest and is readily accessible via U. S. Highway 550. There are 381 condominium units, all of which are eligible for rental pool participation. Approximately 281 units, on average, participate in the rental pool. The resort complex includes 18 holes of golf; a practice range; an indoor swimming pool/fitness facility; several restaurants and lounges; a conference facility; a tennis complex and numerous administrative and support facilities and structures.

      During 1994 and 1995, approximately 24 acres of land at Tamarron were set aside for the Estates at Tamarron residential homesite development. As of this filing, 18 homesites have been sold and closed, with 9 additional homesites in the preliminary stages of development.

      At December 31, 1999, the properties are encumbered by various mortgages totaling $84,624,425. Reference is made to Note 7 of Notes to Consolidated Financial Statements of Golf Host Resorts, Inc. and Subsidiary contained elsewhere in this filing for a more detailed description of these mortgages.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                              191 DAY PERIOD    174 DAY PERIOD
                                                                   ENDED            ENDED
                                YEAR ENDED DECEMBER 31,         DECEMBER 31,       JUNE 23,          YEAR ENDED DECEMBER 31,
                                1999              1998              1997             1997             1996             1995
Operating revenue          $ 59,664,822       $58,184,711      $ 18,023,753       $31,750,008      $57,710,742      $56,535,735
                           ============       ===========      ============       =============================================

Net income (loss)          $ (7,196,907)      $ 7,822,846      $ (5,492,683)      $ 1,488,116      $ 1,370,523      $ 1,375,917
                           ============       ===========      ============       =============================================

Net income (loss) per
 common share              $  (1,490.64)      $  1,513.31      $  (1,125.15)      $    272.98      $    222.84      $    223.92
                           ============       ===========      ============       =============================================

Total assets               $ 86,895,774       $98,807,861      $ 92,897,633       $        --      $53,135,194      $52,822,127
                           ============       ===========      ============       =============================================

Notes payable              $ 84,624,425       $83,436,029      $ 77,999,163       $        --      $28,474,570      $30,001,491
                           ============       ===========      ============       =============================================

Cash dividends per
 common share              $         --       $        --      $         --       $        --      $        --      $        --
                           ============       ===========      ============       =============================================

ITEM 7.  RESULTS OF OPERATIONS

      For the purposes of discussing comparative results from operations for 1999, 1998 and 1997, the results for the periods prior to and subsequent to the June 23, 1997 merger transaction, described in Note 1 to the financial statements, are combined.

      Guest occupancy during the last three years, measured by room nights, was as follows:

                                      Total                   % Changes
                                     -------                  ---------
              1999                   171,940                    (2.8)
              1998                   176,861                    11.4
              1997                   158,807                    (9.8)

      1999 COMPARED TO 1998

      For the years ended December 31, 1999 and December 31, 1998, the Company recognized $59,664,822 and $58,184,711, respectively in revenue from the rental of condominium units, sales of food and beverage, golf operations, and ancillary services. The increase in revenue of $1,480,111 or 2.5% is due to an increase in average guest spending per room night to $347.01 totaling approximately $3,099,000 offset by the reduction in room nights sold, noted above, in the approximate amount of $1,619,000. During the period ended December 31, 1999, room nights increased by 2% and decreased by 3.8% at the Tamarron and Innisbrook properties respectively. Tamarron's increase in room nights is attributed to stabilized airline transportation into the Durango airport and the continuity of the management team. Innisbrook's decrease in occupancy is directly attributable to competitive pressure within the Southeastern resort market. Management has modified the Innisbrook market focus and changed certain members of the senior management team in response to these pressures.

      Operating expenses and losses on assets held for sale totaled $55,969,745 and $55,433,307 for the years ended December 31, 1999 and December 31, 1998, respectively. The increase of $536,438 or 1.0% is the result of 1) the increase in the rental pool distribution in the amount of $501,000, 2) increases in depreciation of $372,000, 3) decreases in amortization of $448,000, 4) net gains on the sale of certain Innisbrook non-operational frontage parcels held for sale in the approximate amount of $1,295,000, 5) reductions in operating losses of the Tamarron property of $990,000 attributed to a 2% increase in "room nights," a $14.27 per room night (or 5%) increase in average spending, and reductions in general and administrative and other operating expenses, 6) increases in payroll and payroll related expenses of $1,120,000, 7) increases in sales and marketing expense of $970,000 and 8) increases in travel agent commissions, employee benefit costs, utilities, and miscellaneous operating expense in the aggregate of $306,000.

      Interest, net was $9,218,816 for the year ended December 31, 1999 as compared to $8,073,416 for the year ended December 31, 1998. The increase of approximately $1,145,000 can be primarily attributed to 1) an increase in interest payments and accruals relating to the GTA financing amounting to $1,282,000, 2) an increased utilization of the accounts receivable credit facility generating $46,000 more in expense, 3) a reduction of balances owed to the former shareholders producing $75,000 in reduced interest expense, and a reduction in interest expense associated with accrued property taxes, short-term shareholder loans, capital leases and financial institution service changes all in the aggregate of approximately $108,000.

      The parent income tax charges net of the extraordinary gain on change in tax status, have been decreased by approximately $13,145,000. This is attributable to the Subchapter S status of the corporation becoming effective February 3, 1998. Income taxes are no longer provided for at the Company level.

      During 1999, the Company changed its accounting procedures for start-up costs related to the transition from Hilton Hotel Corporation to Westin Hotels and Resorts. This change in accounting policy resulted in a one-time write-off of $1,673,168. Previous years amortization of these costs are reflected in the 1998 costs and operating expenses in the Depreciation and Amortization caption and amounted to approximately $448,000.

      1998 COMPARED TO 1997

      Revenues from resort operations rose 17.3% due to an 11.4% increase in room nights coupled with a 5.3% increase in guests spending. The increases resulted in an increase in non-real-estate operating income of $7,289,000.

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

      1997 COMPARED TO 1996

      Revenues from resort activities for 1997 declined nearly 13% from the 1996 levels due to lower occupancy and guest spending per occupied room night resulting from the sale of the Company. The operating income margin declined from an income of $4,041,000 in 1996 to a loss of $1,153,000 in 1997. In addition to lower margins attendant to the decline in occupancy and guest spending, nonrecurring costs relative to the sale of the Company, as well as the beginning of the amortization of intangibles and pre-operating costs contributed to the decline.

INCOME TAX STATUS

      Reference is made to the Notes to Consolidated Financial Statements regarding income taxes.

FINANCIAL CONDITION AND LIQUIDITY

      The Company's working capital at December 31, 1999, excluding assets held for sale, was a deficit of $9,839,339 and the Company's cash flow from operational sources are currently tight. The Company typically experiences seasonal fluctuation in its net working capital position without significantly impairing its ability to pay trade creditors in a timely manner and satisfy its financial obligations in an orderly fashion. In addition to operational cash flows, the Company anticipates funding its working capital needs through the following sources: available accounts receivable revolving line of credit at Innisbrook amounting to $3,000,000, cash funding by Westin pursuant to the management agreement of up to $2,500,000 per year (Westin has funded $2,500,000 in 1997 and $2,200,000 in 2000 under this agreement), proceeds from the sale of assets held for sale, and if necessary, capital contributions from its shareholders.

      As a result of the additional cash sources described above, the Company assesses its liquidity as satisfactory.

YEAR 2000 ISSUE

      The Company has carefully reviewed the impact of the Year 2000 issues on its information technology and other electronic systems as well as its vendors and suppliers. It has determined the consequences of its Year 2000 issues do not have and have not had a material impact on either the future operating results or financial condition of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Index to Consolidated Financial Statements                                                            Page

      Reports of Independent Certified Public Accountants                                                    F-1
      Consolidated Balance Sheets                                                                            F-2
      Consolidated Statements of Operations                                                                  F-3
      Consolidated Statements of Changes in Shareholder's (Deficit) Equity                                   F-4
      Consolidated Statements of Cash Flows                                                                  F-5
      Notes to Consolidated Financial Statements                                                             F-6
      Innisbrook Rental Pool Lease Operation                                                                F-16
      Tamarron Rental Pool Lease Operation                                                                  F-25

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Name / Position                                   Age             Five-Year Principal Occupation
      ---------------                                   ---             ------------------------------
      Merrick R. Kleeman                                36              Managing Director, Starwood Capital Group
      President, Secretary and Director

      Jeffrey R. Rosenthal                              48              Chief Operating Officer, Starwood Capital Group
      Senior Vice President                                                 (April 1997 - present)
                                                                        Chief Financial Officer, Reyes Holdings (February
                                                                            1996 - April 1997)
                                                                        Chief Financial Officer, JBM Realty Company
                                                                            (December 1987 - February 1996)

      Jerome C. Silvey                                  42              Chief Financial Officer, Starwood Capital Group
      Senior Vice President

      Keith Wilt                                        47              Vice President and Treasurer, Golf Host Resorts,
      Vice President and Treasurer                                          Inc. (August 1999 - Present)
                                                                        Chief Financial Officer, Suncoast Auto Builders,
                                                                            Inc. (March 1997 - August 1999)
                                                                        Consultant (January 1995 - March 1997)

All directors and officers serve a one-year term or until their successors are elected.

ITEM 11. EXECUTIVE COMPENSATION

      All items for Golf Host Resorts, Inc., except those set forth below, have been omitted as not applicable or not required.

      SUMMARY COMPENSATION TABLE

      The following table sets forth the remuneration paid, distributed or accrued by Golf Host Resorts, Inc. and its parent, Golf Hosts, Inc., during the three years in the period ended December 31, 1999, to the Company's executive officers.

      NAME AND PRINCIPAL POSITION                 YEAR    COMMISSION     BONUS     COMPENSATION       (3)
        Golf Host Resorts, Inc.

         Merrick R. Kleeman (1)                   1999     $    --     $    --      $    --        $    --
           President                              1998          --          --           --             --
                                                  1997          --          --           --             --

         R. Keith Wilt (1) & (2)                  1999          --          --           --             --
           Vice President and Treasurer           1998          --          --           --             --
                                                  1997          --          --           --             --

         Richard L. Akin (1) & (3)                1999          --          --           --             --
           Vice President and Treasurer           1998          --          --           --             --
                                                  1997          --          --           --             --

(1) Total of annual salary and bonus was not greater than $100,000 for the years where dollar amounts are not presented.

(2)   R. Keith Wilt became an officer August 1, 1999.

(3)   Resigned effective May 31, 1999

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a)   Security ownership of certain beneficial owners:

                                        NAME AND ADDRESS OF              AMOUNT BENEFICIALLY
            TITLE OF CLASS               BENEFICIAL OWNER                       OWNED                PERCENT OF CLASS
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

      As part of the terms of the new management agreement for Innisbrook, Westin guaranteed minimum cash flow to Innisbrook. The terms of the agreement provide that if incentive cash flow, as defined, is less than the minimum annual payment, as defined, for the operating year, Westin will advance Innisbrook the shortage up to $2.5 million with the advance being repayable when the Company has available cash, as defined. In addition, the Company signed an agreement under which Westin will provide 50% of the funding for approved capital expenditures incurred subsequent to the Acquisition in excess of $6 million, plus 50% of capital expenditures in excess of capital reserve requirements on an annual basis, as defined.

      (b)   Certain Business Relationships

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

                           Golf Host Resorts, Inc. and Subsidiary (included in
                           Item 8)

                           Innisbrook Rental Pool Lease Operation Financial Statements together with Report of Independent Certified Public Accountants (Included in Item 8)

                           Tamarron Rental Pool Lease Operation Financial Statements together with Report of Independent Certified Public Accountants (Included in Item 8)

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


                                    GOLF HOST RESORTS, INC.


By: /s/ M.R. Kleeman                By: /s/ R. Keith Wilt
   -------------------                 --------------------
   Merrick R. Kleeman                  R. Keith Wilt
   President                           Vice President and Treasurer


Dated: September 20, 2000

GOLF HOST RESORTS, INC.
FINANCIAL STATEMENTS
DECEMBER 31, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholder and Board of Directors of Golf Host Resorts, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholder's (deficit) equity and of cash flows present fairly, in all material respects, the financial position of Golf Host Resorts, Inc. and subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for start-up costs in 1999.


March 10, 2000, except for Note 10, as to which the date is June 12, 2000

GOLF HOST RESORTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

                                                                                         DECEMBER 31,
                                                                                  1999                  1998
ASSETS
Current assets:
  Cash                                                                        $     131,440         $      77,689
  Restricted cash                                                                   318,860               705,297
  Accounts receivable, net                                                        4,499,990             6,680,506
  Other receivables                                                                 907,568               864,671
  Inventories and supplies                                                        1,755,452             2,057,450
  Prepaid expenses and other assets                                                 132,116             1,061,668
  Note receivable from GHI                                                               --             1,349,823
                                                                              -------------         -------------
                                                                                  7,745,426            12,797,104
  Assets held for sale                                                            8,634,596            12,684,302
                                                                              -------------         -------------
                                                                                 16,380,022            25,481,406

Intangibles, net                                                                 26,994,645            28,547,188
Property and equipment, net                                                      43,205,256            41,585,829
Other assets                                                                        315,851             1,874,723
                                                                              -------------         -------------

       Total assets                                                           $  86,895,774         $  97,489,146
                                                                              =============         =============

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
  Accounts payable                                                            $   5,039,225         $   1,792,174
  Line of credit                                                                  2,109,316             3,832,443
  Accrued payroll costs                                                             899,750             1,203,240
  Accrued interest                                                                  691,265               697,703
  Other payables and accrued expenses                                             3,214,321             3,320,348
  Deposits and deferred revenue                                                   2,841,038             3,657,913
  Current notes payable                                                             795,205                19,976
  Due to related parties                                                          1,994,645               459,520
                                                                              -------------         -------------
                                                                                 17,584,765            14,983,317
Notes payable                                                                    83,829,220            83,416,053
Other long-term liabilities                                                       5,168,028             4,353,543
Deferred income taxes                                                             1,770,467             1,770,467
                                                                              -------------         -------------
       Total liabilities                                                        108,352,480           104,523,380
                                                                              -------------         -------------

Shareholder's deficit:
  Common stock, $1 par, 5,000 shares authorized,
       issued and outstanding                                                         5,000                 5,000
  5.6% cumulative preferred stock, $1 par, 4,577,000
       shares authorized, issued and outstanding                                  4,577,000             4,577,000
  Paid-in capital                                                               (13,557,000)          (13,557,000)
  Retained (deficit) earnings                                                   (12,481,706)            1,940,766
                                                                              -------------         -------------
       Total shareholder's deficit                                              (21,456,706)           (7,034,234)
                                                                              -------------         -------------

       Total liabilities and shareholder's deficit                            $  86,895,774         $  97,489,146
                                                                              =============         =============

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      191-DAY            174-DAY
                                                                                   PERIOD ENDED       PERIOD ENDED
                                                  YEAR ENDED DECEMBER 31,          DECEMBER 31,          JUNE 23,
                                                 1999               1998               1997               1997
REVENUES:
  Resort facilities                          $  21,194,045      $  19,759,350      $   5,695,294      $  10,775,626
  Food and beverage                             17,558,360         15,734,890          4,966,112          8,106,385
  Golf                                          15,008,103         15,561,161          5,604,215          9,347,282
  Other                                          5,904,314          7,129,310          1,758,132          3,340,715
  Real estate activities                                --                 --                 --            180,000
                                             -------------      -------------      -------------      -------------
                                                59,664,822         58,184,711         18,023,753         31,750,008
                                             -------------      -------------      -------------      -------------
COSTS AND OPERATING EXPENSES:
  Resort facilities                             14,898,705         14,524,110          6,696,074          9,083,194
  Food and beverage                             11,019,695         10,173,446          3,873,016          5,591,373
  Golf                                           6,994,183          7,105,350          3,504,919          3,247,628
  Other                                         11,240,764         11,285,360          4,028,140          6,390,303
  General and administrative                     6,796,954          4,963,565          2,930,846          2,374,385
  Depreciation and amortization                  4,010,448          4,086,832          1,833,977          1,282,510
  Real estate activities                                --                 --                 --             90,618
                                             -------------      -------------      -------------      -------------
                                                54,960,749         52,138,663         22,866,972         28,060,011
Loss on assets held for sale                     1,008,996          3,294,344                 --                 --
                                             -------------      -------------      -------------      -------------
Operating income (loss)                          3,695,077          2,751,704         (4,843,219)         3,689,997
Interest, net                                    9,218,816          8,073,416          3,831,669            945,481
                                             -------------      -------------      -------------      -------------
(Loss) income before income tax                 (5,523,739)        (5,321,712)        (8,674,888)         2,744,516
Parent income tax charge (benefit)                      --            328,828         (3,182,205)           967,800
                                             -------------      -------------      -------------      -------------
(Loss) income before
     extraordinary items and
     cumulative effect of change
     in accounting principle                    (5,523,739)        (5,650,540)        (5,492,683)         1,776,716
Gain on change in tax status                            --         13,473,386                 --                 --
Loss on early extinguishment of
     long-term debt (net of taxes
     of $155,400)                                       --                 --                 --           (288,600)
Cumulative effect of change
     in accounting principle                    (1,673,168)                --                 --                 --
                                             -------------      -------------      -------------      -------------
Net income (loss)                               (7,196,907)         7,822,846         (5,492,683)         1,488,116
Dividend requirements on
      preferred stock                              256,312            256,312            133,085            123,227
                                             -------------      -------------      -------------      -------------
Net income (loss) available
     to common shareholder                   $  (7,453,219)     $   7,566,534      $  (5,625,768)     $   1,364,889
                                             =============      =============      =============      =============

EARNINGS (LOSS) PER COMMON SHARE:
  (Loss) income before
       extraordinary items                   $      (1,105)     $      (1,130)     $      (1,098)     $         355
  Extraordinary gain (loss)                             --              2,694                 --                (58)
  Cumulative effect of change in
       accounting principle                           (335)                --                 --                 --
                                             -------------      -------------      -------------      -------------
  Net income (loss)                                 (1,440)             1,564             (1,098)               297
  Dividend requirements on
       preferred stock                                  51                 51                 27                 24
                                             -------------      -------------      -------------      -------------
  Net income (loss) available
       to common shareholder                 $      (1,491)     $       1,513      $      (1,125)     $         273
                                             =============      =============      =============      =============

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S (DEFICIT) EQUITY

                                      $1 PAR VALUE          5.6% CUMULATIVE                          RETAINED           TOTAL
                                      COMMON STOCK          PREFERRED STOCK          PAID-IN         EARNINGS        SHAREHOLDER'
                                    SHARES    AMOUNT     SHARES        AMOUNT        CAPITAL         (DEFICIT)     (DEFICIT) EQUITY
                                    ------    ------    ---------    ----------    ------------     ------------   ----------------

Balance, December 31, 1997           5,000    $5,000    4,577,000    $4,577,000    $(13,557,000)    $ (5,625,768)    $(14,600,768)

Net income (loss) available to
    common shareholder                  --        --           --            --              --        7,566,534        7,566,534
                                     -----    ------    ---------    ----------    ------------     ------------     ------------

Balance, December 31, 1998           5,000     5,000    4,577,000     4,577,000     (13,557,000)       1,940,766       (7,034,234)

Net income (loss) available
    to common shareholder               --        --           --            --              --       (7,453,219)      (7,453,219)

Distribution to shareholder             --        --           --            --              --       (6,969,253)      (6,969,253)
                                     -----    ------    ---------    ----------    ------------     ------------     ------------

Balance, December 31, 1999           5,000    $5,000    4,577,000    $4,577,000    $(13,557,000)    $(12,481,706)    $(21,456,706)
                                     =====    ======    =========    ==========    ============     ============     ============


        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     191-DAY            174-DAY
                                                                                                   PERIOD ENDED      PERIOD ENDED
                                                                YEAR ENDED DECEMBER 31,            DECEMBER 31,         JUNE 23,
                                                                1999               1998               1997               1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                        $  (7,196,907)     $   7,822,846      $  (5,492,683)     $   1,488,116
   Noncash items included in income:
     Provision for bad debts                                      100,300             92,100             50,150             89,609
     Depreciation and amortization                              4,010,448          4,086,832          1,833,977          1,282,510
     Write-off of start-up costs                                1,673,168                 --                 --                 --
     Deferred income taxes                                             --        (13,134,558)        (2,565,122)                --
   Changes in operating assets and liabilities:
     (Increases) decreases in:
        Restricted cash                                           386,437          1,533,470         (2,238,767)                --
        Accounts receivable and other receivables               2,037,319         (2,165,049)        (1,961,883)           730,004
        Inventories and supplies                                  301,998           (157,852)         1,089,703          2,134,665
        Prepaid expenses and other assets                         929,552           (377,171)            15,792            255,765
     Increases (decreases) in:
        Accounts payable                                        3,247,051         (2,482,736)         2,605,479           (589,271)
        Accrued payroll costs                                    (303,490)            67,113          1,136,127                 --
        Accrued interest                                           (6,438)           111,043            586,660                 --
        Other payables and accrued expenses                      (106,027)          (895,478)          (866,266)           504,111
        Deposits and deferred revenue                            (816,875)           750,441          1,266,234         (1,114,059)
        Due from related parties                                1,278,816          3,060,448          1,714,869         (3,980,882)
                                                            -------------      -------------      -------------      -------------
        Cash provided by (used in) operations                   5,535,352         (1,688,551)        (2,825,730)           800,568
                                                            -------------      -------------      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Decreases) increases in other assets                         (114,296)          (251,810)        (1,417,165)            62,302
   Purchases of property and equipment                         (2,838,892)        (7,823,091)        (3,005,076)        (1,517,431)
   Decrease (increase) in assets held for sale                  4,049,706            829,007         (1,263,309)                --
   Additions to note receivable from GHI                         (662,593)        (1,349,823)                --                 --
   Payments on notes receivable from GHI                        2,012,416                 --                 --          1,185,120
                                                            -------------      -------------      -------------      -------------
        Cash used in (provided by) investing                    2,446,341         (8,595,717)        (5,685,550)          (270,009)
                                                            -------------      -------------      -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additional borrowings on existing debt                         331,780          5,672,421          2,398,997          1,514,587
   Repayment of existing debt                                    (381,824)          (358,855)                --        (25,037,262)
   Proceeds from sale of company                                       --                 --                 --         63,524,946
   Proceeds to selling shareholders                                    --                 --                 --        (38,046,827)
   (Repayments) borrowings on line of credit                   (1,723,127)         3,832,443                 --                 --
   Distribution to shareholder                                 (6,969,256)                --                 --                 --
   Increases in other long-term liabilities                       814,485          1,159,858          3,193,685                 --
                                                            -------------      -------------      -------------      -------------
        Cash (used in) provided by financing                   (7,927,942)        10,305,867          5,592,682          1,955,444
                                                            -------------      -------------      -------------      -------------

Net increase (decrease) in cash                                    53,751             21,599         (2,918,598)         2,486,003
Cash, beginning of period                                          77,689             56,090          2,974,688            488,685
                                                            -------------      -------------      -------------      -------------

Cash, end of period                                         $     131,440      $      77,689      $      56,090      $   2,974,688
                                                            =============      =============      =============      =============

        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

1.       ORGANIZATION, BUSINESS AND LIQUIDITY

         Golf Host Resorts, Inc. (the "Company" or "GHR") owns The Westin Innisbrook Resort ("Innisbrook") in Tarpon Springs, Florida and Sheraton Tamarron Resort ("Tamarron") in Durango, Colorado (the "Resorts"). The Resorts offer championship quality golf facilities, restaurant and conference facilities, and related resort facilities. A majority of the condominium apartment owners at the Resorts provide their units as resort accommodations under rental pool lease operations.

         As shown in the accompanying consolidated financial statements, the Company has negative working capital at December 31, 1999 of $9,839,339, exclusive of assets held for sale of $8,634,596, and incurred net losses for each of the periods presented since the Acquisition. The Company has a $3,000,000 line of credit collateralized by Innisbrook's accounts receivable and a $1,500,000 line of credit collateralized by certain operating assets at Tamarron (Note 7), and anticipates funding cash flow deficits, if any, with the undrawn portions of the available lines of credit and through the sale of Tamarron, its principal asset held for sale (Note 10). The Company's shareholder has also committed to provide, if needed, debt or equity to meet cash flow deficiencies expected to be experienced during the upcoming year. The Company also has an agreement with Westin Hotel Company ("Westin") whereby cash deficiencies, as defined, arising from the Innisbrook operation will be temporarily funded by Westin (Note 9).

         Golf Host Condominium, Inc. ("GHC"), a wholly owned subsidiary of the Company, was formed on December 1, 1997. GHC's assets consist of three Innisbrook condominiums previously owned by the Company. A lease agreement between Lost Oaks, L.P., a related party to the Company, and Golf Trust of America, L.P. ("GTA"), the Company's primary lender (Note 7), is secured by 89.1% of GHC's stock and the stock of the Company's parent, Golf Host, Inc. ("GHI").

         Prior to June 23, 1997, the Company was an 80% owned subsidiary of GHI. The minority shareholders were also GHI's majority shareholders. On June 23, 1997, TM Golf Hosts, Inc. ("TMGHI") acquired all the outstanding shares of GHI and the 20% of the Company's shares not held by GHI. Concurrently, TMGHI and GHI merged with the legal survivor being GHI, which now owns 100% of the Company (the "Acquisition"). The purchase price of the Company was approximately $66,333,000, including assumption of certain liabilities. The transaction was financed by GTA and all previous secured indebtedness was paid, resulting in an approximately $444,000 extraordinary loss on early retirement of debt relating to unamortized debt discounts and related deferred expenses. For financial statement purposes, the Acquisition has been accounted for as a purchase as of June 23, 1997 and accordingly, the purchase price has been allocated based upon the fair value of assets acquired and liabilities assumed as follows:

         Cash                                            $   2,974,688
         Accounts receivable                                 3,560,495
         Inventory                                           2,989,301
         Assets held for sale                                6,575,000
         Other current assets                                5,168,529
         Fixed assets                                       34,851,692
         Other non-current assets                           35,196,630
                                                         -------------
                                                            91,316,335
         Accounts payable                                    8,392,761
         Deferred income taxes                              16,590,181
                                                         -------------
                                                         $  66,333,393
                                                         =============

GOLF HOST RESORTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

         The Company is negotiating with the former owners certain adjustments to the acquisition price (Note 10). Adjustments after the final resolution of the purchase price will be reflected as adjustments to intangible assets. During 1998, the Company adjusted the purchase price allocation of certain assets held for sale by $4,475,000 and to reflect the associated estimated tax payments due thereon from the sale of Tamarron and other non-operating assets with built-in gains within the statutory 10-year period from Acquisition.

2.       ACCOUNTING POLICIES

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

         CASH, CASH EQUIVALENTS AND RESTRICTED CASH

         The Company considers all short-term highly liquid investments with a purchased maturity of three months or less to be cash equivalents. At December 31, 1999 and 1998, the balance represents cash restricted for capital improvements and cash collected on behalf of the former shareholders.

         SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES

                                                                                                  191-DAY          174-DAY
                                                                                                PERIOD ENDED     PERIOD ENDED
                                                               YEAR ENDED DECEMBER 31,          DECEMBER 31,       JUNE 23,
                                                                1999              1998              1997             1997
         NONCASH FINANCING AND INVESTING ACTIVITIES:
            Satisfaction of preferred stock dividend
                 requirement through the intercompany
                 account                                     $  256,312        $  256,312        $  133,085        $123,227
            Transfer of investment in GTA to GHI             $       --        $       --        $8,975,000        $     --
            Capital lease obligations                        $1,222,700        $  123,300        $       --        $     --
         OTHER INFORMATION:
            Interest paid in cash                            $8,479,738        $8,219,000        $3,004,840        $965,117
            Income taxes paid in cash                        $       --        $       --        $       --        $118,090

         ACCOUNTS RECEIVABLE

         Accounts receivable represents amounts due from resort guests and is net of allowances of $123,000 and $152,000 for doubtful accounts at December 31, 1999 and 1998, respectively.

GOLF HOST RESORTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

         INVENTORIES AND SUPPLIES

         The Company records materials and supplies inventories at the lower of first-in, first-out cost or market.

         NOTE RECEIVABLE FROM GHI

         At December 31, 1998, approximately $1,350,000 was due to the Company for services under the terms of a $2,500,000 demand note receivable from GHI. The note, dated December 31, 1998, bears interest at 8.5%, is payable monthly in arrears and is due on demand. Effective October 1, 1999, the entire then outstanding note receivable balance of $2,012,416 was paid off by GHI. The Company earned interest income of approximately $108,000 and $56,000 for the years ended December 31, 1999 and 1998.

         ASSETS HELD FOR SALE

         The Company's intent was to sell the Sheraton Tamarron Resort and a portion of the non-operating assets at Innisbrook within one year from the date of acquisition. At Acquisition, the Tamarron related net assets were recorded at their estimated proceeds, as adjusted for estimated operations and interest expense during the estimated holding period as required by EITF 87-11. The net loss for the twelve months subsequent to June 23, 1997, was capitalized in assets held for sale. Thereafter, costs incurred to maintain the assets are expensed during the holding period (Note 10).

         PROPERTY AND EQUIPMENT

         Costs of maintenance and repairs of property and equipment used in operations are charged to expense as incurred, while renewals and betterments are capitalized. When property and equipment are replaced, retired or otherwise disposed, the costs are deducted from the asset and accumulated depreciation accounts. Gains or losses on sales or retirements of buildings, vehicles and certain golf course and recreational facilities are recorded in income. Gains or losses on sales or retirements of all other property and equipment are recorded in the applicable accumulated depreciation accounts in accordance with the composite method.

         Depreciation is recorded using the straight-line unit method for buildings, vehicles and certain golf course and recreational facilities and the straight-line composite method for the other components. Estimates of useful lives used in computing annual depreciation are as follows:

                                                          ESTIMATED USEFUL
                                                           LIFE IN YEARS
                                                          ----------------

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

GOLF HOST RESORTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

         OTHER ASSETS

         Other assets consist of costs incurred in conjunction with the refurbishment of condominium units provided as resort accommodations under the rental pool lease operations and amounts due from the former shareholders related to working capital differences at Acquisition. Upon completion of the refurbishment project, the Company will be reimbursed by the individual condominium owners. As of December 31, 1998, other assets also consisted of start-up costs associated with the change in management of Innisbrook to Westin and were being amortized over a five-year term. During 1999, start-up costs of $1,673,000 were written off (Note 3).

         MANAGEMENT AGREEMENTS

         Westin became manager of Innisbrook effective July 15, 1997, for a 20-year term unless terminated earlier. Westin receives annual management fees and certain cost reimbursements aggregating $893,000, $853,000 and $235,000 for the years ended December 31, 1999 and 1998 and 191 days ended December 31, 1997, respectively. Westin will also receive a portion of actual earnings above specified levels, as defined, and guarantees certain amounts as discussed in Note 9.

         Sheraton Operating Corporation ("Sheraton") became manager of Tamarron effective September 1, 1998, for a ten-year term unless terminated earlier. Under the management agreement, Sheraton receives annual management fees and certain cost reimbursements aggregating $272,000 and $201,000 for the year ended December 31, 1999 and the period ended December 31, 1998. Prior to this date, Tamarron was managed by Hilton Hotels Corporation.

         INTERCOMPANY ALLOCATIONS AND ADVANCES

         The Company reimburses GHI for administrative and other expenses based on estimated time and expenses incurred. Amounts charged were approximately $514,000, $321,000, $140,000 and $451,000 for the years ended December 31, 1999 and 1998, the 191 days ended December 31, 1997 and the 174 days ended June 23, 1997, respectively, of which $60,000 was payable to GHI at December 31, 1999 and 1998.

         GHI is a wholly owned subsidiary of Golf Host Holdings, Inc. The majority shareholders of Golf Host Holdings, Inc. are majority shareholders of Lost Oaks, Inc., which is the general partner in Lost Oaks, L.P. Lost Oaks, L.P. manages an 18-hole golf course, Lost Oaks of Innisbrook, which is located near Innisbrook. The Company provides services to Lost Oaks, L.P., including payroll, accounting, purchasing and cash management. The Company is to be reimbursed for these services at approximately cost under the terms of a note receivable from GHI.

         REVENUE

         Revenue from resort operations is recognized as the related service is performed. Revenue includes rental revenues from condominium units owned by third parties participating in the rental pool lease operations. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, interest, real estate taxes and maintenance would have been incurred. Instead, costs and operating expenses include distributions of approximately $8,102,000, $7,601,000, $3,042,000, and $4,932,000 for the years ended
         December 31, 1999 and 1998, the 191 days ended December 31, 1997 and the 174 days ended June 23, 1997, to the rental pool participants, respectively.

         INTEREST, NET

         The Company's cash management policy is to utilize cash resources to minimize net interest expense, through either temporary cash investments or reductions in existing interest-bearing obligations.

GOLF HOST RESORTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

         Accordingly, temporary cash investments and interest income vary from period to period. Interest expense is net of interest income of approximately $6,500, $140,000, $143,000 and $79,000 for the years ended December 31, 1999 and 1998, the 191 days ended December 31, 1997 and the 174 days ended June 23, 1997, respectively.

         EMPLOYEE BENEFIT PLANS

         GHI maintains a defined contribution Employee Thrift and Investment Plan (the "Plan") which provides retirement benefits for all eligible employees who have elected to participate. Employees must fulfill a 90-day service requirement to be eligible. The Company currently matches one half of the first 6% of an employee's contribution. Company contributions approximated $212,000, $188,000, $52,000 and $61,000 for the years ended December 1, 1999 and 1998, the 191 days ended December 31, 1997 and the 174 days ended June 23, 1997, and are fully funded.

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

         RECLASSIFICATIONS

         Certain prior year balances have been reclassified to conform with current year presentation.

3.       ACCOUNTING CHANGE

         In 1999, the Company adopted Accounting Standards Executive Committee Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," effective for fiscal years beginning after December 15, 1998. Previously, the Company capitalized start-up costs and amortized these costs over a five-year useful life. In accordance with SOP 98-5, the Company expensed these costs amounting to $1,673,168 to operations during 1999. The initial application of SOP 98-5 has been reported as a cumulative effect of a change in accounting principle in the consolidated financial statements.

4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                              DECEMBER 31,
                                                                        1999                 1998

         Land and land improvements                                $   6,318,054        $   6,080,066
         Buildings                                                    11,965,802           11,754,936
         Golf courses and recreational facilities                     16,542,399           15,715,509
         Machinery and equipment                                       9,999,680            9,100,787
         Capital leases                                                1,362,295              123,854
         Construction in progress                                      1,323,975            1,301,198
                                                                   -------------        -------------
                                                                      47,512,205           44,076,350
         Less accumulated depreciation                                (4,306,949)          (2,490,521)
                                                                   -------------        -------------
                                                                   $  43,205,256        $  41,585,829
                                                                   =============        =============

GOLF HOST RESORTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

         Construction in progress ("CIP") consists of costs incurred while constructing resort amenities. Interest costs of approximately $147,000 and $351,000 was capitalized to CIP for the years ended December 31, 1999 and 1998, respectively.

         Depreciation expense of $2,458,000, $2,086,000, $1,011,000 and
         $1,290,000 was recorded for the years ended December 31, 1999 and 1998, the 191 days ended December 31, 1997 and the 174 days ended June 23, 1997, respectively.

5.       INTANGIBLE ASSETS

         Resulting from the Acquisition, a resort intangible of approximately $34,000,000, relating to acquiring an operating resort property with an existing rental pool agreement, was recorded and is being amortized on a straight-line basis over 20 years, subsequently adjusted for purchase price adjustments (Note 1). Amortization expense for all intangible assets was approximately $1,553,000, $2,001,000 and $848,000 for the years ended December 31, 1999 and 1998 and the 191 days ended December 31, 1997, respectively.

6.       OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Other accounts payable and accrued expenses consist of the following:

                                                                            DECEMBER 31,
                                                                       1999               1998

         Rental pool lease distribution                            $ 1,677,601        $ 2,053,915
         Taxes, other than income taxes                                966,384            505,302
         Other                                                         570,336            761,131
                                                                   -----------        -----------
                                                                   $ 3,214,321        $ 3,320,348
                                                                   ===========        ===========


7.       LINE OF CREDIT AND NOTES PAYABLE


                                                                                                  DECEMBER 31,
                                                                                           1999                 1998

         LINE OF CREDIT
           Revolving line of credit limited to a percentage of qualifying accounts receivable with interest at the prime rate
               plus 0.75% (9.25% at December 31, 1999); the loan
               matures on October 8, 2001                                              $   2,109,316        $   3,832,443
                                                                                       =============        =============

         NOTES PAYABLE
           Participating mortgage note at varying pay rates
               maturing in 2027                                                        $  69,975,000        $  69,975,000
           $9,000,000 participating mortgage note credit facility                          9,000,000            8,696,584
           Mortgage note at 6.34%, maturing in 2002                                        4,417,764            4,645,264
           Capital leases ranging from 1.89% to 10.76%                                     1,231,661              119,181
                                                                                       -------------        -------------
                                                                                          84,624,425           83,436,029
           Less current maturities                                                           795,205               19,976
                                                                                       -------------        -------------
                                                                                       $  83,829,220        $  83,416,053
                                                                                       =============        =============

GOLF HOST RESORTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

         On October 8, 1998, the Company obtained a $5,000,000 accounts receivable line of credit with a financial institution. The line of credit was reduced to $3,000,000 on April 30, 1999. At December 31, 1999 and 1998, approximately $770,000 and $972,000 was available under the accounts receivable line of credit, net of $121,000 and $196,000 in letters of credit. On July 19, 1999, the Company obtained a $1,500,000 line of credit with a financial institution for property and equipment at Tamarron. The line of credit bears interest at 1% over the financial institutions' index (9.0% at December 31, 1999). The outstanding balance of the note of $1,165,000 is secured by Tamarron operating assets and is included in assets held for sale at December 31, 1999.

         Concurrent with the Acquisition, the Company obtained a $78,975,000 note payable from GTA. The note payable has two components: a $69,975,000 participating mortgage note and a $9,000,000 credit facility. The note payable is secured by substantially all assets other than Innisbrook's accounts receivable and is guaranteed by GHI. The agreement defines Tamarron, undeveloped land at Innisbrook, unpledged GTA shares, or the proceeds of the sale of any of those as Additional Collateral. The note payable agreement stipulates that Additional Collateral will be released when the ratio of Innisbrook's Net Operating Income equals or exceeds a ratio to Debt Service, as defined. For the year ended December 31, 1998 the release ratio was met, and accordingly, Additional Collateral of $4,956,837 was released as security during 1999 (Note 2). The release ratio has not been met for the year ended December 31, 1999.

         The participating mortgage note was used to finance the Company's Acquisition and the purchase of GTA stock. The participating mortgage note calls for initial annual interest payments of $6,739,063 with an annual 5% increase in the interest payment commencing January 1, 1998 (prorated to 2.616% for 1998) and continuing each year through 2002. Interest, payable monthly, has been recorded using the effective interest method. The effective interest rate is approximately 11.5% over the life of the note payable. In addition, the participating mortgage note calls for participation payments based upon levels of revenue, as defined, of the Innisbrook property ("Participating Interest"). The Participating Interest incurred by the Company was $0, $243,000 and $0 for the years ended December 31, 1999 and 1998 and the 191 days ended December 31, 1997, respectively.

         Principal on the GTA note payable is due at maturity on June 23, 2027. Upon expiration or earlier termination of the participating mortgage note, GTA has the option to purchase Innisbrook at fair market value. The Company incurred interest expense of $9,005,000, $7,767,000 and $3,808,000 on the GTA note payable during the years ended December 31, 1999 and 1998 and the 191 days ended December 31, 1997, of which $3,359,000 and $2,551,000 was payable at December 31, 1999 and 1998.
         Accrued interest of $691,000 represents interest payable during the next fiscal year. The balance of accrued interest is included in other long-term liabilities and results from the effective interest method discussed above.

         The $9,000,000 credit facility bears interest initially at a 9.75% fixed rate with an annual 5% interest escalator commencing January 1, 1998 (10.51%, 10.01% and 9.75% for the years ended December 31, 1999 and 1998, and the 191 days ended December 31, 1997, respectively) and continuing each year through 2002. As of December 31, 1999, the Company has drawn the full $9,000,000 available under this facility.

         The Company obtained a $5,000,000 mortgage note on June 20, 1997 from the seller as a part of the sale transaction. The note bears interest at a fixed rate of 6.34% with interest payable quarterly. The Company incurred interest expense of $291,000, $340,000 and $168,000 for the years ended December 31, 1999 and 1998 and the 191 days ended December 31, 1997, of which $8,400 and $9,000 was payable at December 31, 1999 and 1998. The mortgage note is collateralized by certain assets at

GOLF HOST RESORTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

         Tamarron and principal payments of $500,000 are due on June 20, 2000 and 2001, with the remaining balance due on June 20, 2002 (Note 10).

         The Company has leased property under capital leases expiring in 2003. Principal payments under the leases are payable as follows: 2000 - $299,000; 2001 - $373,000; 2002 - $551,000; and 2003 - $30,000.

         As a condition under the note payable agreement with GTA, the Company acquired 159,326 common shares of Golf Trust of America, Inc. (the 100% owner of GTA) and 274,000 Operating Partnership Units ("OPUs") in GTA for $8,975,000 with an option to acquire for $26 per unit 150,000 additional OPUs. The note payable agreement restricts the Company's ability to sell its investments in GTA until certain Company operating results, as defined, are attained. The Company distributed its GTA investment to its parent upon acquisition. In 1998, GHI sold 65,000 of the common shares. The proceeds from the sale of $2,253,000 were held by GTA as Additional Collateral in accordance with the terms of the note payable and were released to GHI during 1999.

8.       INCOME TAXES

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

         Prior to the Qualified Subchapter S Subsidiary election, the provision for income taxes consisted of the following:


                                                                   FOR THE 33-DAY       FOR THE 191-DAY      FOR THE 174-DAY
                                                                    PERIOD ENDED          PERIOD ENDED        PERIOD ENDED
                                                                     FEBRUARY 2,          DECEMBER 31,          JUNE 23,
                                                                        1998                  1997                1997
         Charges to operations:
           Current income tax (benefit) expense
             Federal                                                $         --          $ (2,951,811)         $ 337,163
             State                                                            --              (509,631)            70,605
                                                                    ------------          ------------          ---------
                                                                              --            (3,461,442)           407,768
                                                                    ------------          ------------          ---------
           Deferred income tax expense (benefit):
             Federal                                                     280,711               239,091            346,458
             State                                                        48,117                40,146             58,174
                                                                    ------------          ------------          ---------
                                                                         328,828               279,237            404,632
                                                                    ------------          ------------          ---------
         Total income tax expense (benefit)                         $    328,828          $ (3,182,205)         $ 812,400
                                                                    ============          ============          =========

GOLF HOST RESORTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

         The provision for the 174-day period ended June 23, 1997 of $812,400 is net of the tax benefit of $155,400 for loss on the early extinguishment of the long-term debt.

                                                                                        DECEMBER 31,
                                                                                 1999                  1998

         Deferred income taxes consist of the following:
           Deferred income tax asset:
              Net operating loss                                             $  1,113,700          $  1,113,700
           Deferred income tax liability:
             Basis difference in property and intangible assets                (2,884,167)           (2,884,167)
                                                                             ------------          ------------

         Total deferred income tax liability                                 $ (1,770,467)         $ (1,770,467)
                                                                             ============          ============

         The following table reconciles total income tax expense (benefit) to an amount produced by multiplying pretax income by the 37.5% blended federal and state statutory rate.

                                                                 FOR THE 33-DAY            FOR THE
                                                                  PERIOD ENDED            YEAR ENDED
                                                                   FEBRUARY 2,           DECEMBER 31,
                                                                      1998                  1997

         Tax computed at the federal statutory rate                $  287,694           $  (2,167,286)
         Increase (decrease) in tax from:
           State income taxes, net                                     30,716                (227,183)
           Meals and entertainment                                     10,418                  24,664
                                                                   ----------           -------------

         Total income tax expense (benefit)                        $  328,828           $  (2,369,805)
                                                                   ==========           =============

         The Company filed a consolidated tax return with related parties for the period ended February 2, 1998. Tax expense or benefit was allocated based on the consolidated group's tax sharing agreement.

         No valuation allowance is provided on deferred tax assets as management believes it is more likely than not that such assets will be realized upon sale of its assets held for sale. Under the Internal Revenue Code, if certain substantial changes in the Company's ownership occur, there are annual limitations on utilization of loss carryforwards.

9.       COMMITMENTS AND CONTINGENCIES

         RENTAL POOL DISTRIBUTION

         GHR offered, effective January 1, 1998, a separate Guaranteed Distribution Master Lease Agreement ("GMLA") to Innisbrook participants. Among other things, the GMLA provides for an equal sharing between GHR and Innisbrook participants of Adjusted Gross Revenues and includes as deductions from the Gross Income Distribution, as defined, a 5.5% Management Fee and a 3% Marketing Fee. GHR has also guaranteed that distributions will not be less than an amount which approximates the 1996 Gross Income Distribution, as prorated based upon Weighted Days Pool Participation, as defined. For the years ended December 31, 1999 and 1998, approximately $0 and $11,000 was paid under the guarantee. The GMLA has a noncancelable term through 2011 with an annual rental pool participation election by individual unit owners. At December 31, 1999 and 1998, 85 and 86 condominium units had elected to remain in the previous rental pool agreement, which expires on December 31, 2001, while 817 and 816 had elected to participate in the GMLA, respectively.

GOLF HOST RESORTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

WESTIN GUARANTEE AND CONTINGENCY

         Under the terms of the Innisbrook management agreement, Westin guaranteed a minimum cash flow to Innisbrook. The agreement provides that if Incentive Cash Flow, as defined, is less than the Minimum Annual Payment, as defined, for the operating year, then Westin will advance Innisbrook the shortage up to $2.5 million, with the advance being repayable when the Company has Available Cash, as defined. The advance was fully funded for 1997, is non-interest bearing and is recorded in other long-term liabilities in the accompanying balance sheets. No advance was funded for 1998. In addition, Westin earns a fee based on revenues of Innisbrook. Other accounts payable and accrued expenses include a payable to Westin for this fee of $145,000 and $131,000 at December 31, 1999 and 1998, respectively.

         The Westin management agreement requires the Company to maintain a capital replacement fund based on a percentage of gross revenues. The Company contributed $2,295,000 and $2,238,000 for the years ended December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, the capital replacement fund had a balance of $82,000 and $404,000 and is included in restricted cash in the accompanying consolidated balance sheets.

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

10.      SUBSEQUENT EVENTS

         FINAL PURCHASE PRICE SETTLEMENT

         On June 12, 2000, the previous owners of the Company agreed to release their security interest in Tamarron assets for a security interest in a land parcel at Innisbrook. In addition, the Company released the previous owners from all claims under the Acquisition and the previous owners amended and restated the mortgage note from $4,417,764 to $3,168,000. Terms of the amended mortgage note call for principal payments of $500,000 on June 23, 2001 and $2,668,000 on June 23, 2002.
         In the event a portion or all of the collateral is sold prior to June 23, 2002, proceeds will be used to pay down the then outstanding mortgage note balance. The write-down under the terms of the amended mortgage note, net of balances due from the previous owners was approximately $654,000 and will be adjusted against intangible assets during 2000.

         TRANSFER OF TAMARRON

         On June 12, 2000, the previous owners of the Company agreed to substitute their security interest in Tamarron assets for a security interest in a land parcel at Innisbrook. The Company then dividended the assets and liabilities of Tamarron of approximately $6,200,000, net, to GHI, who contributed it to Golf Host II, Inc., a wholly owned subsidiary of GHI.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To Golf Host Resorts, Inc. and the Lessors of the
Innisbrook Rental Pool Lease Operation

In our opinion, the accompanying balance sheets and the related statements of operations and of changes in participants' fund balance present fairly, in all material respects, the financial position of the Innisbrook Rental Pool Lease Operation at December 3l, 1999 and 1998, and the results of its operations and the changes in participants' fund balance for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the rental pool's operators; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





March 10, 2000

INNISBROOK RENTAL POOL LEASE OPERATION

BALANCE SHEETS - DISTRIBUTION FUND

                                                                                DECEMBER 31,
                                                                         1999               1998
ASSETS
  Receivable from Golf Host Resorts, Inc. for distribution            $ 1,677,827        $ 1,894,144
  Interest receivable from Maintenance Escrow Fund                         67,667             25,588
                                                                      -----------        -----------

                                                                      $ 1,745,494        $ 1,919,732
                                                                      ===========        ===========

LIABILITIES AND PARTICIPANTS' FUND BALANCE
  Due to participants for distribution                                $ 1,406,654        $ 1,534,105
  Due to Maintenance Escrow Fund                                          338,840            385,627
  Participants' fund balance                                                   --                 --
                                                                      -----------        -----------

                                                                      $ 1,745,494        $ 1,919,732
                                                                      ===========        ===========

INNISBROOK RENTAL POOL LEASE OPERATION

BALANCE SHEETS - MAINTENANCE ESCROW FUND

                                                                               DECEMBER 31,
                                                                          1999               1998
ASSETS
  Cash and cash equivalents                                           $   893,477        $   590,380
  Short-term investments                                                3,705,000          1,570,000
  Inventories                                                                  --             21,655
  Construction in progress                                              2,435,821                 --
  Receivable from Distribution Fund                                       338,840            385,627
  Carpet care receivable                                                   13,280              3,212
  Interest receivable                                                      82,429             24,104
                                                                      -----------        -----------

                                                                      $ 7,468,847        $ 2,594,978
                                                                      ===========        ===========

LIABILITIES AND PARTICIPANTS' FUND BALANCE
  Accounts payable                                                    $   379,834        $    64,280
  Interest payable to Distribution Fund                                    67,667             25,588
  Participants' fund balance                                            7,021,346          2,505,110
                                                                      -----------        -----------

                                                                      $ 7,468,847        $ 2,594,978
                                                                      ===========        ===========

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF OPERATIONS - DISTRIBUTION FUND

                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                             1999                 1998                 1997

Gross revenues                                           $ 20,563,724         $ 19,484,376         $ 14,896,075
                                                         ------------         ------------         ------------

Deductions:
  Agents' commissions                                       1,189,691              775,083              322,654
  Credit card fees                                            153,233              173,718                   --
  Audit fees                                                   13,000               13,000               12,100
                                                         ------------         ------------         ------------
                                                            1,355,924              961,801              334,754
                                                         ------------         ------------         ------------

Adjusted gross revenues                                    19,207,800           18,522,575           14,561,321

Management fee                                             (9,570,271)          (9,223,148)          (6,843,820)
                                                         ------------         ------------         ------------

Gross income distribution                                   9,637,529            9,299,427            7,717,501

Adjustments to gross income distribution:
  Management fee                                           (1,065,487)            (998,760)                  --
  Marketing fee                                              (581,174)            (544,778)                  --
  Miscellaneous pooled expenses                               (98,886)             (88,870)                  --
  Corporate complimentary occupancy fees                       35,305               32,984               16,828
  Westin Associate room fees                                   59,927               23,366                   --
  Payment under guarantee                                          --               10,918                   --
  Occupancy fees                                           (1,713,493)          (1,776,640)          (1,541,670)
  Advisory Committee expenses                                 (29,242)             (29,933)            (106,540)
  Life-safety reimbursements                                       --                   --             (186,613)
                                                         ------------         ------------         ------------
Net income distribution                                     6,244,479            5,927,714            5,899,506

Adjustments to net income distribution:
  Occupancy fees                                            1,713,493            1,776,640            1,541,670
  Hospitality suite fees                                          324                  134               10,328
  Greens fees                                                   9,753               12,588               86,354
  Additional participation credits                              3,720                5,100               69,825
                                                         ------------         ------------         ------------

Amount available for distribution to participants        $  7,971,769         $  7,722,176         $  7,607,683
                                                         ============         ============         ============

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE - DISTRIBUTION FUND

                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                              1999               1998                  1997

Balance, beginning of year                               $         --         $         --         $         --

Additions:
  Amounts available for distribution
      to participants                                       7,971,769            7,722,176            7,794,296
  Interest earned from Maintenance Escrow Fund                174,805               92,721              110,562

Reductions:
  Amounts withheld for Maintenance Escrow Fund             (1,547,718)          (1,580,182)          (1,156,262)
  Amounts withheld in reserve for life-safety
      reimbursement                                                --                   --             (186,613)
  Amounts accrued or paid to participants                  (6,598,856)          (6,234,715)          (6,561,983)
                                                         ------------         ------------         ------------

Balance, end of year                                     $         --         $         --         $         --
                                                         ============         ============         ============

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE - MAINTENANCE ESCROW FUND

                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                              1999                 1998                 1997

Balance, beginning of year                               $  2,505,110         $  1,901,616         $  1,734,415
Additions:
  Amounts withheld from occupancy fees                      1,526,064            1,580,182            1,156,262
  Interest earned                                             174,805               92,721              110,562
  Charges to participants to establish or
      restore escrow balances                               4,815,118              198,492            1,091,298
Reductions:
  Maintenance charges                                      (1,340,680)            (941,153)          (1,947,493)
  Carpet care reserve deposit                                 (57,487)             (35,533)             (35,427)
  Interest accrued or paid to Distribution Fund              (174,805)             (92,721)            (110,562)
  Refunds to participants due under
      Lease Agreements                                       (426,779)            (198,494)             (97,439)
                                                         ------------         ------------         ------------

Balance, end of year                                     $  7,021,346         $  2,505,110         $  1,901,616
                                                         ============         ============         ============

INNISBROOK RENTAL POOL LEASE OPERATION

NOTES TO FINANCIAL STATEMENTS


1.       RENTAL POOL LEASE OPERATION AND RENTAL POOL LEASE AGREEMENTS:

         Organization and Operations

         The Innisbrook Rental Pool Lease Operation (the "Rental Pool") consists of condominiums at the Westin Innisbrook Resort ("Innisbrook") which are provided as resort accommodations by their owners. The condominium owners ("Participants") have entered into Annual Rental Pool Lease Agreements ("ALAs") and either a Master Lease Agreement ("MLA") or, effective January 1, 1998, a Guaranteed Distribution Master Lease Agreement ("GMLA"), which define the terms and conditions related to each ALA with Golf Host Resorts, Inc. ("GHR"), the lessee of the Rental Pool. The MLA, GMLA and ALAs are referred to collectively as the "Agreements." The ALAs expire at the end of each calendar year and the MLA and GMLA will remain in effect through December 31, 2001 and December 31, 2011, respectively. At December 31, 1999, 85 condominium owners had elected to participate in the MLA while 817 had elected to participate in the GMLA.

         The Rental Pool consists of two funds: the Distribution Fund and the Maintenance Escrow Fund. The Distribution Fund balance sheets primarily reflect amounts receivable from GHR for the Rental Pool distribution payable to Participants and amounts due to the Maintenance Escrow Fund. The operations of the Distribution Fund reflect Participants' earnings in the Rental Pool. The Maintenance Escrow Fund reflects the accounting for certain escrowed assets of the Participants and, therefore, has no operations. It consists primarily of amounts escrowed by Participants or due from the Distribution Fund to meet escrow requirements, fund the carpet care reserve and maintain the interior of the unit.

         Computation and Allocation of Earnings

         Under the GMLA, Participants and GHR share equally in Adjusted Gross Revenues, while GHR receives as deductions from the Gross Income Distribution a 5.5% Management Fee, a 3% Marketing Fee and Miscellaneous Pooled Expenses comprised of linen and other pooled expenses. The GMLA guarantees Rent (Net Income Distribution plus Occupancy and Hospitality Suite Fees) will not be less than an amount which approximates the 1996 Gross Income Distribution, as prorated based upon Weighted Days Pool Participation, as defined. In 1999 and 1998, approximately $0 and $11,000 was paid under the guarantee. The GMLA also guarantees a noncancelable term through 2011 with an annual rental pool participation election.

         Under the MLA, Participants and GHR share Adjusted Gross Revenues in accordance with the terms of the Agreements. Adjusted Gross Revenues consist of revenues earned from rental of condominiums, net of agents' commissions, credit cards fees and audit fees. GHR receives a Management Fee equal to 47% of Adjusted Gross Revenues. Each Participant receives a fixed Occupancy Fee, based on apartment size, for each day of occupancy. After allocation of Occupancy Fees, the balance of Adjusted Gross Revenues, net of the Management Fee and adjustments, is allocated proportionately to Participants, based on the Participation Factor as defined in the Agreements.

         Corporate complimentary occupancy fees are rental fees paid by GHR to the Participants for complimentary rooms unrelated to Rental Pool operations. Westin Associate room fees represent total room revenues earned from rental of condominiums by Westin employees passed through to the Rental Pool.

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

INNISBROOK RENTAL POOL LEASE OPERATION

NOTES TO FINANCIAL STATEMENTS


         Additional Participation Credits are requirements of agreements other than the current Agreements; these amounts are included in Adjustments to Net Income Distribution of the Rental Pool as this treatment is consistent with the method utilized by GHR to pay such amounts to the applicable Participants.

         Maintenance Escrow Fund Accounts

         The MLA and GMLA provide that 75% and 90%, respectively, of the Occupancy Fees earned by each Participant are deposited in the Participant's Maintenance Escrow Fund account. This account provides funds for payment of amounts which are due from Participants under the Agreements for maintenance and refurbishment services. Under the MLA, when the balance of the Participant's Maintenance Escrow Fund account exceeds 75% of the defined furniture replacement value, the excess is refunded to the Participant upon their election. Should a Participant's balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to an adequate level. The GMLA provides for an Occupancy Fee deposit into the Participant's Maintenance Escrow Fund account until the balance in the account equals the total anticipated charges for maintenance, repair and refurbishing of the condominium.

         Under the MLA and GMLA, a percentage of the Occupancy Fees is deposited into the carpet care reserve in the Maintenance Escrow Fund which will bear the expenses of carpet cleaning for all Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually. The amounts expended for carpet care were $68,000, $66,000 and $47,000 for 1999, 1998 and 1997, respectively. These expenditures were in excess of the carpet care reserve for 1999 and 1998.

         GHR places the maintenance escrow funds on behalf of the participants as instructed by the Lessors' Advisory Committee and in compliance with restrictions in the Agreements. The Lessors' Advisory Committee consists of nine Participants elected to advise GHR in Rental Pool matters. Income earned on these investments is allocated proportionately to Participants' Maintenance Escrow Fund accounts and paid quarterly through the Distribution Fund. Included in cash and cash equivalents at December 31, 1999 are certificates of deposit of $285,000 at cost, maturing between February 2000 and March 2000, and bearing interest at rates from 5.6% to 5.7%, with the remainder held in a money market account. Included in short-term investments at December 31,1999 are certificates of deposit of $2,455,000 at cost, maturing between January 2000 and September 2000, and bearing interest at rates from 5.0% to 5.9% and bonds of $1,250,000 at cost, maturing between January 2000 and February 2000 and bearing interest at rates from 5.375% to 6.375%.

         Construction in progress includes costs incurred in conjunction with the condominium refurbishment project authorized by the Participants of the Rental Pool. The refurbishment project is expected to be completed by the end of 2000.

INNISBROOK RENTAL POOL LEASE OPERATION

NOTES TO FINANCIAL STATEMENTS


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of accounting

         The accounting records of the funds are maintained on the accrual basis of accounting

         Use of estimates

         Preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Income taxes

         No federal or state taxes have been reflected in the accompanying financial statements as the tax effect of fund activities accrued to the Participants and shareholder of GHR.

3.       AFFILIATE OWNED CONDOMINIUMS:

         Golf Host Condominium, Inc., a wholly owned subsidiary of GHR, owns three condominiums. Its condominiums participated in the Rental Pool under the GMLA in the same manner as all others.

4.       COMMITMENTS AND CONTINGENCIES:

         Hilton Hotels Corporation ("HHC") managed Innisbrook from April 1993 to July 15, 1997, at which time the management was changed to Westin Hotel Company. In connection with the HHC agreement, HHC funded certain special projects and property improvements, including installation of life-safety equipment in condominium units participating in the Rental Pool and related common areas. Separately, the Rental Pool agreed to reimburse GHR the cost of installing the life-safety equipment, including reimbursements to condominium apartment owners for previously installed equipment, in an amount equal to $1,779,000, plus interest at 7.75% per annum for no more than five years on each related draw thereunder. Payments were required for years in which the Amount Available for Distribution to Participants exceeded $7,375,000 in an amount equal to 50% of such excess. Participants withdrawing from the Rental Pool for any reason, other than a sale, before the obligation to GHR had been fully repaid were required to immediately pay their proportionate share of the unpaid balance. In l996 and 1995, repayment requirements of $362,593 and $150,036, respectively, resulted, yielding a balance of $1,591,341. Under the terms of the related agreement, the Rental Pool was not obligated to reimburse GHR if the management agreement between HHC and GHR was terminated. Therefore, effective with the July 15, 1997 change in management, the obligation of the Rental Pool to continue to make reimbursements ceased. The former shareholders of GHR retained all notes receivable, including the amount due from the Rental Pool, and have disputed the termination. The outcome of this matter is uncertain at this time. GHR is holding $228,000 in escrow as potential payments to the former shareholders pending resolution of this matter.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To Golf Host Resorts, Inc. and the Lessors of the
Tamarron Rental Pool Lease Operation


In our opinion, the accompanying balance sheets and the related statements of operations and of changes in participants' fund balance present fairly, in all material respects, the financial position of the Tamarron Rental Pool Lease Operation at December 31, 1999 and 1998, and the results of its operations and the changes in participants' fund balance for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the rental pool's operators; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





March 10, 2000

TAMARRON RENTAL POOL LEASE OPERATION

BALANCE SHEETS - DISTRIBUTION FUND

                                                                                DECEMBER 31,
                                                                          1999               1998
ASSETS
   Cash                                                               $     1,000        $     1,000
   Receivable from Golf Host Resorts, Inc. for distribution               132,557            184,410
   Interest receivable from Maintenance Escrow Fund                         2,195                114
                                                                      -----------        -----------

                                                                      $   135,752        $   185,524
                                                                      ===========        ===========

LIABILITIES AND PARTICIPANTS' FUND BALANCE
   Due to participants for distribution                               $    93,415        $   119,642
   Due to Maintenance Escrow Fund                                          42,337             65,882
   Participants' fund balance                                                  --                 --
                                                                      -----------        -----------

                                                                      $   135,752        $   185,524
                                                                      ===========        ===========


               The accompanying Notes to Financial Statements are
                an integral part of these financial statements.

TAMARRON RENTAL POOL LEASE OPERATION

BALANCE SHEETS - MAINTENANCE ESCROW FUND

                                                                               DECEMBER 31,
                                                                          1999                1998
ASSETS
   Cash and cash equivalents                                          $   125,514        $    25,387
   Due from Distribution Fund                                              42,337             65,882
   Inventory:
     Linen                                                                 26,832             82,515
     Materials and supplies                                                 9,950             11,467
                                                                      -----------        -----------

                                                                      $   204,633        $   185,251
                                                                      ===========        ===========

LIABILITIES AND PARTICIPANTS' FUND BALANCE
   Accounts payable                                                   $    14,100        $    11,026
   Interest payable to Distribution Fund                                    2,195                114
   Participants' fund balance                                             188,338            174,111
                                                                      -----------        -----------

                                                                      $   204,633        $   185,251
                                                                      ===========        ===========



               The accompanying Notes to Financial Statements are
                an integral part of these financial statements.

TAMARRON RENTAL POOL LEASE OPERATION

STATEMENTS OF OPERATIONS - DISTRIBUTION FUND

                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                              1999                1998                  1997

Gross revenues                                           $  3,385,651         $  3,225,267         $  3,372,242
                                                         ------------         ------------         ------------
Deductions:
  Agents' commissions                                          95,409              115,790              127,758
  Sales and marketing expenses                                253,924              241,895              269,779
  Audit fees                                                   13,000               13,000               10,400
                                                         ------------         ------------         ------------
                                                              362,333              370,685              407,937
                                                         ------------         ------------         ------------

Adjusted gross revenues                                     3,023,318            2,854,582            2,964,305
Management fee                                             (1,511,659)          (1,427,291)          (1,482,153)
                                                         ------------         ------------         ------------
Gross income distribution                                   1,511,659            1,427,291            1,482,152

Adjustments to gross income distribution:
  Corporate complimentary occupancy fees                        2,236                2,611                3,580
  Occupancy fees                                             (317,383)            (317,350)            (344,556)
  Designated items                                           (103,558)             (90,950)            (118,109)
  Advisory Committee expenses                                  (8,684)             (11,226)             (14,943)
                                                         ------------         ------------         ------------
Pooled income                                               1,084,270            1,010,376            1,008,124

Adjustments to pooled income:
  Hospitality suite fees                                           --                   --                   --
  Occupancy fees                                              317,383              317,350              344,556
                                                         ------------         ------------         ------------

Net income distribution                                  $  1,401,653         $  1,327,726         $  1,352,680
                                                         ============         ============         ============



               The accompanying Notes to Financial Statements are
                an integral part of these financial statements.

TAMARRON RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE - DISTRIBUTION FUND

                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                              1999                1998                  1997

Balance, beginning of year                               $         --         $         --         $         --

Additions:
  Amounts available for distribution                        1,401,654            1,327,727            1,352,681
  Interest earned from Maintenance Escrow Fund                  2,195                1,103                  930

Reductions:
  Amounts withheld for Maintenance Escrow Fund               (158,700)            (158,683)            (172,285)
  Amounts accrued or paid to participants                  (1,245,149)          (1,170,147)          (1,181,326)
                                                         ------------         ------------         ------------

Balance, end of year                                     $         --         $         --         $         --
                                                         ============         ============         ============



               The accompanying Notes to Financial Statements are
                an integral part of these financial statements.

TAMARRON RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCE - MAINTENANCE ESCROW FUND

                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                             1999                 1998                 1997

Balance, beginning of year                               $    174,111         $    165,522         $    197,548

Additions:
  Amounts withheld from occupancy fees                        158,700              158,682              172,285
  Interest earned                                               2,195                1,103                  930
  Reimbursement of designated items                           103,559               90,950              118,109
  Charges to participants to establish or restore
   escrow balances                                             74,372              375,597               47,749

Reductions:
  Maintenance and inventory charges                          (190,025)            (254,270)            (161,718)
  Refurbishing charges                                          5,447             (254,907)             (66,602)
  Interest accrued or paid to Distribution Fund                (2,195)              (1,103)                (930)
  Designated items                                           (103,559)             (90,950)            (118,108)
  Refunds to participants as prescribed by
   Master Lease Agreement                                     (34,267)             (16,513)             (23,741)
                                                         ------------         ------------         ------------

Balance, end of year                                     $    188,338         $    174,111         $    165,522
                                                         ============         ============         ============



               The accompanying Notes to Financial Statements are
                an integral part of these financial statements.

TAMARRON RENTAL POOL LEASE OPERATION

NOTES TO FINANCIAL STATEMENTS

1.       RENTAL POOL LEASE OPERATION AND RENTAL POOL LEASE AGREEMENT:

         Organization and Operations

         The Tamarron Rental Pool Lease Operation (the "Rental Pool") consists of condominiums at Sheraton Tamarron Resort which are provided as resort accommodations by their owners. The condominium owners ("Participants") have entered into Annual Rental Pool Lease Agreements
         (ALAs) and a Master Lease Agreement ("MLA"), which define the terms and conditions related to each ALA, with Golf Host Resorts, Inc. ("GHR"), the lessee of the Rental Pool. The MLA and ALAs are referred to collectively as the "Agreements." The ALAs expire at the end of each calendar year and the MLA will remain in effect through December 31, 2003.

         The Rental Pool consists of two funds: the Distribution Fund and the Maintenance Escrow Fund. The Distribution Fund balance sheets primarily reflect amounts due from GHR for the Rental Pool distribution payable to Participants and amounts due to the Maintenance Escrow Fund. The operations of the Distribution Fund reflect Participants' earnings in the Rental Pool. The Maintenance Escrow Fund reflects the accounting for certain escrowed assets of the Participants and, therefore, has no operations. It consists primarily of amounts escrowed by Participants or due from the Distribution Fund to meet escrow requirements, maintain the interior of the unit and purchase adequate inventory items, as defined.

         Funding of the estimated amounts receivable from GHR for distribution is due at least weekly to the extent that borrowings available to GHR under its various lines of credit are less than amounts due to the Distribution Fund. The receivable from GHR as of December 31, 1999 and 1998 was paid in accordance with the terms of the Agreements.

         Computation and Allocation of Earnings

         Participants and GHR share Adjusted Gross Revenues in accordance with the terms of the Agreements. Adjusted Gross Revenues consist of revenues earned from rental of condominiums net of Sales and Marketing expenses (limited to 7.5% for 1999 and 1998, and 8.0% for 1997 of Gross Revenues), agents' commissions (not to exceed 5.5% of Gross Revenues) and audit fees. GHR receives a Management Fee equal to 50% of Adjusted Gross Revenues.

         Each Participant receives a fixed Occupancy Fee, based on apartment size, for each day of occupancy. After allocation of Occupancy Fees, the balance of Adjusted Gross Revenues, net of the Management Fee adjustments, is allocated proportionately to Participants based on the Participation Factor as defined in the Agreements.

         Corporate complimentary occupancy fees are rental fees paid by GHR for complimentary rooms unrelated to Rental Pool operations. Designated items are purchases of supplies to maintain the interior of the units, as defined in the Agreements.

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

TAMARRON RENTAL POOL LEASE OPERATION

NOTES TO FINANCIAL STATEMENTS


         Agreements. Should a Participant's balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to an adequate level.

         Funds deposited in the Maintenance Escrow Fund are invested on behalf of the Participants. Income earned on these investments is allocated proportionately to Participants' Maintenance Escrow Fund accounts and paid quarterly through the Distribution Fund. Cash and cash equivalents at December 31, 1999 and 1998 consists of an interest bearing demand account.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of accounting

         The accounting records of the funds are maintained on the accrual basis of accounting

         Use of estimates

         Preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Income taxes

         No federal or state taxes have been reflected in the accompanying financial statements as the tax effect of fund activities accrued to the Participants and the shareholder of GHR.

3.       AFFILIATE OWNED CONDOMINIUMS:

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

4.       LINEN AND MATERIALS AND SUPPLIES INVENTORY:

         Linen amortization and the cost of Participants' actual usage of certain supplies, collectively referred to as Designated Items, are charged to all Participants as a group and allocated to Participants based upon their Participation Factors. Linen inventory is stated at cost, less accumulated amortization of $98,000 and $92,000 at December 31, 1999 and 1998, respectively. Linen amortization is computed on the straight-line method over an estimated useful life of 48 months.

TAMARRON RENTAL POOL LEASE OPERATION

NOTES TO FINANCIAL STATEMENTS


         Materials and supplies inventories consist primarily of minor apartment furnishings and appliances carried at cost, determined on a first-in, first-out basis. The costs of such items, not considered Designated Items, are charged to Participants' individual Maintenance Escrow Fund accounts based on actual usage.