Form 10-Q
period 2000-03-31
GOLF HOST RESORTS INC
filed 2002-01-14
CIK 42429

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                        --------------------------------


                        For Quarter Ended March 31, 2000

                           Commission File no. 2-64309

                             GOLF HOST RESORTS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

Colorado                                                  84-0631130
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

36750 US 19 N., Palm Harbor, Florida                          34684
--------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

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

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                 (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                                 BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                     ASSETS
                           (SUBSTANTIALLY ALL PLEDGED)

                                            MARCH 31,      DECEMBER 31,
                                              2000             1999
                                           -----------     ------------
                                           (unaudited)
CURRENT ASSETS:
     Cash                                  $   241,025     $   131,440
     Restricted cash                           385,970         318,860
     Accounts receivable, net                7,503,418       4,499,990
     Other receivables                       1,143,504         907,568
     Inventories and supplies                1,575,329       1,755,452
     Prepaid expenses and other assets         955,045         132,116
                                           -----------     -----------
                                            11,804,291       7,745,426

     Assets held for sale                    8,634,596       8,634,596
                                           -----------     -----------

          Total current assets              20,438,887      16,380,022

INTANGIBLES, net                            26,608,874      26,994,645

PROPERTY AND EQUIPMENT, net                 42,734,161      43,205,256

OTHER ASSETS                                   326,485         315,851
                                           -----------     -----------

                                           $90,108,407     $86,895,774
                                           ===========     ===========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                 (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                                 BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999

                      LIABILITIES AND SHAREHOLDER'S DEFICIT

                                                           MARCH 31,        DECEMBER 31,
                                                             2000               1999
                                                         -------------      -------------
                                                          (unaudited)
CURRENT LIABILITIES:

     Accounts payable                                    $   6,104,334      $   5,039,225
     Line of credit                                            378,562          2,109,316
     Accrued payroll costs                                   1,176,587            899,750
     Accrued interest                                          724,584            691,265
     Accrued expenses                                        4,947,529          3,214,321
     Deposits and prepaid fees                               2,717,333          2,841,038
     Current notes payable                                     804,160            795,205
     Due to related parties                                  2,789,533          1,994,645
                                                         -------------      -------------

          Total current liabilities                         19,642,622         17,584,765

NOTES PAYABLE                                               83,734,874         83,829,220
OTHER LONG-TERM LIABILITIES                                  5,327,422          5,168,028
DEFERRED INCOME TAXES                                        1,770,467          1,770,467
                                                         -------------      -------------

          Total liabilities                                110,475,385        108,352,480
                                                         -------------      -------------

SHAREHOLDER'S DEFICIT
     Common stock, $1 par, 5,000 shares
          authorized, issued, and outstanding                    5,000              5,000
     5.6% cumulative preferred
          stock, $1 par, 4,577,000
          shares authorized, issued, and outstanding         4,577,000          4,577,000
     Paid-in capital                                       (13,557,000)       (13,557,000)
     Accumulated deficit                                   (11,391,978)       (12,481,706)
                                                         -------------      -------------

     Total shareholder's deficit                           (20,366,978)       (21,456,706)
                                                         -------------      -------------

     Total liabilities and shareholder's
        deficit                                          $  90,108,407      $  86,895,774
                                                         =============      =============


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                 (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                              STATEMENTS OF INCOME
                 FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999

                                           QUARTERS ENDED MARCH 31,
                                            2000             1999
                                         ------------     -----------
                                         (unaudited)
REVENUES:
  Resort facilities                      $  7,468,973     $ 9,146,497
  Food and beverage                         5,344,391       5,142,353
  Golf                                      5,373,588       6,144,632
  Other                                     1,638,747       2,254,204
                                         ------------     -----------
                                           19,825,699      22,687,686
                                         ------------     -----------
COST AND OPERATION EXPENSES:
  Resort facilities                         4,862,303       5,433,259
  Food and beverage                         2,871,786       2,956,953
  Golf                                      2,053,380       2,084,388
  Other                                     2,851,283       3,762,979
  General and administrative                1,831,251       3,341,497
  Depreciation and amortization               955,772       1,050,111
                                         ------------     -----------
                                           15,425,775      18,629,187
                                         ------------     -----------

INCOME BEFORE INCOME/(LOSS) ON
  ASSETS HELD FOR SALE                      4,399,924       4,058,499
INCOME/(LOSS) ON ASSETS HELD FOR SALE        (798,837)        821,864
                                         ------------     -----------

OPERATING INCOME                            3,601,087       4,880,363

INTEREST, NET                               2,447,282       2,385,938
                                         ------------     -----------

INCOME BEFORE DIVIDEND
  REQUIREMENTS ON PREFERRED STOCK           1,153,805       2,494,425

DIVIDEND REQUIREMENTS ON
  PREFERRED STOCK                              64,077          64,077
                                         ------------     -----------

NET INCOME AVAILABLE
  TO COMMON SHAREHOLDERS                 $  1,089,728     $ 2,430,348
                                         ============     ===========

EARNINGS PER COMMON SHARE                $     217.96     $    486.07
                                         ============     ===========


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                      GOLF HOST RESORTS, INC AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S DEFICIT
                   FOR THE FIFTEEN MONTHS ENDED MARCH 31, 2000



                                $1 Par Value          5.6% Cumulative
                                Common Stock          Preferred Stock                                             Total
                              ----------------    -----------------------       Paid-In         Retained       Shareholder's
                              Shares    Amount     Shares        Amount         Capital          Deficit          Deficit
                              ------    ------    ---------    ----------    ------------     ------------     ------------
Balance, December 31, 1998     5,000     5,000    4,577,000     4,577,000     (13,557,000)       1,940,766       (7,034,234)

Net loss available to
common shareholder                --        --           --            --              --       (7,453,219)      (7,453,219)

Distribution to shareholder       --        --           --            --              --       (6,969,253)      (6,969,253)
                               -----    ------    ---------    ----------    ------------     ------------     ------------

Balance, December 31, 1999     5,000     5,000    4,577,000     4,577,000     (13,557,000)     (12,481,706)     (21,456,706)

Net income available to
common shareholder                --        --           --            --              --        1,089,728        1,089,728
                               -----    ------    ---------    ----------    ------------     ------------     ------------

Balance, March 31, 2000        5,000    $5,000    4,577,000    $4,577,000    $(13,557,000)    $(11,391,978)    $(20,366,978)
                               =====    ======    =========    ==========    ============     ============     ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                 (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                 2000            1999
                                                              -----------     -----------
                                                              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income before dividend requirements
          on preferred stock                                  $ 1,153,805     $ 2,494,425

     Noncash items included in income:
          Depreciation and amortization                           955,772       1,091,471
          Write-off of startup costs                                   --       1,644,443
          Changes in operating working capital                   (233,702)     (4,959,277)
                                                              -----------     -----------
          Cash provided by operations                           1,875,875         271,062
                                                              -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Increase) in other assets                                   (10,634)             --
     Purchases of property and equipment                          (98,905)       (682,051)
     Decrease in assets held for sale                                  --       2,455,710
                                                              -----------     -----------
          Cash provided by (used in) investing activities        (109,539)      1,773,659
                                                              -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase/(decrease) in notes payable                           8,955         (87,682)
     Additional borrowings on existing debt                            --         303,416
     Repayment of existing debt                                   (94,346)             --
     Repayment of line of credit                               (1,730,754)     (3,832,384)
     Increases in other long-term liabilities                     159,394         247,766
                                                              -----------     -----------
          Cash provided by (used in) financing activities      (1,656,751)     (3,368,884)
                                                              -----------     -----------

NET INCREASE (DECREASE) IN CASH                                   109,585      (1,324,163)
CASH, BEGINNING OF PERIOD                                         131,440       1,396,404
                                                              -----------     -----------
CASH, END OF PERIOD                                           $   241,025     $    72,241
                                                              ===========     ===========

NONCASH FINANCING AND INVESTING ACTIVITIES:

The Company satisfied its preferred
     stock dividend liability to GHI
     through the intercompany account                         $    64,077     $    64,077
                                                              ===========     ===========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                 (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999


(1)   ORGANIZATION, BUSINESS, LIQUIDITY AND ACCOUNTING POLICIES

      During the quarter, there was no significant change from the 10-K filing on December 31, 1999.

      Financial Statement Presentation

      Certain reclassifications have been made to the March 2000 financial statements to conform to the December 1999 presentation.

(2)   LONG-TERM OBLIGATIONS

      Long-term obligations consist of the following:

                                                 MARCH 31,         DECEMBER 31,
                                                   2000               1999
                                                ------------      ------------
Participating mortgage note at varying pay
      rates maturing in 2027                    $ 69,975,000      $ 69,975,000

$9,000,000 participation mortgage
      note credit facility                         9,000,000         9,000,000

Mortgage note at 6.34%, maturing in 2002           4,417,764         4,417,764

Capital leases                                     1,146,270         1,231,661
                                                ------------      ------------

                                                  84,539,034        84,624,425
Less current maturities                             (804,160)         (795,205)
                                                ------------      ------------

                                                $ 83,734,874      $ 83,829,220
                                                ============      ============

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                 (a wholly owned subsidiary of Golf Hosts, Inc.)
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

        For purposes of discussing comparative results of operations for 2000 and 1999, the results of operations of Tamarron, which are included in Income/(Loss) on Assets Held for Sale, are also utilized.

        Guest occupancy for the quarter declined 7,204 room nights or 13.6% from the level of the prior year. On a divisional basis, Innisbrook's and Tamarron's occupancy declined by 13.5% and 13.9% respectively. Innisbrook's reduction reflects a 6,900-room night reduction in conference business offset by a 1,500-room night increase in transient business. Reduced rental pool participation at Innisbrook has reduced the average daily available room night to sell by 16.5%. This in turn has negatively impacted the Resort's ability to attract large group business. Tamarron's occupancy was down in both transient and group business at 750 and 250 room nights respectively.

        Revenues from resort operations on a per occupied room basis increased by 1.1% to $432.76 from $427.94. The improved guest spending is primarily attributed to Tamarron, which enjoyed a 5.2% improvement in gross operating revenues despite fewer room nights. Average daily room rates declined at both properties. Innisbrook's average daily rates declined $11.09 or 5.6% while Tamarron's declined $10.68 or 12.2%. Reductions in room rates reflect the continuing need to elevate the rooms to a competitive standard and the focus at Innisbrook on driving valuable golf business into the property.

        Food and Beverage revenues increased by approximately $202,000 over the prior year or an average of 13.5% per meal served. This increase occurred primarily at the Innisbrook property and reflects the utilization of enhanced amenities and varying theme restaurants available at this property. This increase is net of a decrease in the number of meals served of 8.3% or 21,900.

        Gross golf revenue for the quarter was down $771,000 or 12.5% from the prior year. This change relates entirely to the Innisbrook property, as the Tamarron facility does not have its golf course open during the first quarter. Similar to room revenues, the utilization of the golf courses is constrained by the reduced availability of room nights, which in turn restricts golf package availability. Management has restructured its sales and marketing department to address this issue and continues to work with the Rental Pool representatives to increase participation by the condominium owners in the Rental Pool. During 1999, one lot sale closed at the Tamarron property while no closings occurred during the first quarter of 2000. It is expected that nine new lots will close at Tamarron during the fourth quarter of 2000. In 1999, at the Innisbrook property, approximately thirty-five acres of undeveloped non-operating land was sold in the first quarter. No similar land sales have occurred in 2000. All of the real estate activities for 2000 and 1999 are included in Income/(Loss) as Assets Held for Sale in the statement of operation.

        As required by SOP 98-8, during the first quarter of 1999, the Company recognized a one time write-off of approximately $1,644,000 of other assets comprises of capitalized start up costs relative to the changes in the management at Innisbrook and Tamarron. This write-off is included in general and administrative expense in the statement of operations. Exclusive of this adjustment, costs and expenses, while being aggressively managed, increased by 3.3% as compared to total revenues. This percentage increase reflects the fixed maintenance and support costs of the golf courses and other amenities. On a divisional basis, Innisbrook's costs as a percentage of gross revenue grew 3.9% while Tamarron's decreased by 9.2%.

FINANCIAL CONDITION AND LIQUIDITY

         The company's working capital position (exclusive of Assets Held for Sale) was a deficit of $7,838,331 as compared to a deficit of $9,839,339 at December 31, 1999. The Company typically experiences seasonal fluctuations in its net working capital position without normally impairing its ability to pay trade creditors in a timely manner and satisfy its financial obligations in an orderly fashion. In addition, the Company's short-term working capital needs are supported by a $3,000,000 Accounts Receivable revolving credit facility along with minimum funding guarantees of up to $2,5000,000 per year by the management company.

         Based on existing cash levels and the additional cash sources noted above, the Company assesses its liquidity as satisfying.

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

Item 4.       Submission of matters to a Vote of Security Holders

              Not applicable.

Item 5.       Other Information

              Pursuant to an agreement with the SEC staff, included in this 10-Q filing are unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation for the quarter and three months ended March 31, 2000 and 1999

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits

                     27 Financial Data Schedule (for SEC use only)

              (b)  Reports on Form 8-K

                     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             GOLF HOST RESORTS, INC.





Date:     12/24/01                           By: /s/ Merrick Kleeman
      ---------------------------            -----------------------------------
                                             Merrick Kleeman
                                             President

Date:     12/24/01                           By: /s/ R. Keith Wilt
      ---------------------------            -----------------------------------
                                             R. Keith Wilt
                                             Vice President and Treasurer

                          RENTAL POOL LEASE OPERATIONS


The following unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation (the Rental Pools) are for the quarters and three months ended March 31, 2000 and 1999.

The operations of the Rental Pools are tied closely to that of Golf Host Resorts, Inc. (the Company), and provide for distribution of a percentage of the Company's room revenues, as defined in the Rental Pool Master Lease Agreements, to participating condominium owners (Participants).

The operations of the Rental Pools are more fully discussed in Form 10-K, for the fiscal year ended December 31, 1999 (file No. 2-64309).

                     INNISBROOK RENTAL POOL LEASE OPERATION
                                 BALANCE SHEETS
                             MARCH 31, 2000 AND 1999

                                DISTRIBUTION FUND

                                                                         2000            1999
                                                                     -----------      -----------
                                      ASSETS

RECEIVABLE FROM GOLF HOST RESORTS, INC.
     FOR DISTRIBUTION                                                $ 2,897,744      $ 3,409,662
INTEREST RECEIVABLE FROM MAINTENANCE
     ESCROW FUND                                                          55,985           25,319
                                                                     -----------      -----------
                                                                     $ 2,953,729      $ 3,434,981
                                                                     ===========      ===========

                     LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                                   2,509,458        2,920,327
DUE TO MAINTENANCE ESCROW FUND                                           444,271          514,654
PARTICIPANTS' FUND BALANCES                                                   --               --
                                                                     -----------      -----------
                                                                     $ 2,953,729      $ 3,434,981
                                                                     ===========      ===========

                               MAINTENANCE ESCROW FUND

                                       ASSETS

CASH AND CASH EQUIVALENTS                                            $ 3,673,304      $ 2,134,365
RECEIVABLE FROM DISTRIBUTION FUND                                        444,271          514,654
INVENTORY                                                              2,924,558           80,850
INTEREST RECEIVABLE                                                       37,090           34,068
                                                                     -----------      -----------
                                                                     $ 7,079,223      $ 2,763,937
                                                                     ===========      ===========

                     LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                                     $    10,312      $     2,006
INTEREST PAYABLE TO DISTRIBUTION FUND                                     55,985           25,319
CARPET CARE RESERVE                                                       (5,217)          (5,532)
PARTICIPANTS' FUND BALANCES                                            7,018,143        2,742,144
                                                                     -----------      -----------
                                                                     $ 7,079,223      $ 2,763,937
                                                                     ===========      ===========



These statements were prepared from the books and records of the Rental Pool without audit (and in the opinion of management) include all adjustments which are necessary for a fair presentation.

                     INNISBROOK RENTAL POOL LEASE OPERATION
                            STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999

                                DISTRIBUTION FUND


                                                        YEAR-TO-DATE
                                               -----------------------------
                                                  2000              1999
                                               -----------       -----------
GROSS REVENUES                                 $ 7,375,156       $ 8,709,634
                                               -----------       -----------

DEDUCTIONS:
    Agents' commissions                            365,388           438,440
    Credit Card fees                                48,363            63,171
    Audit fees                                       3,250             3,250
                                               -----------       -----------
                                                   417,001           504,861
                                               -----------       -----------

ADJUSTED GROSS REVENUES                          6,958,155         8,204,773
AMOUNT RETAINED BY LESSEE                       (3,468,161)       (4,089,402)
                                               -----------       -----------
GROSS INCOME DISTRIBUTION                        3,489,994         4,115,371

ADJUSTMENTS TO GROSS INCOME
 DISTRIBUTION:
    Management fee                                (384,566)         (453,946)
    Marketing fee                                 (209,763)         (247,607)
    Miscellaneous pooled expense                   (22,794)          (45,737)
    Corporate complimentary occupancy fees          10,411             8,317
    Westin Associate room fees                      18,374            12,831
    Occupancy fees                                (498,011)         (552,659)
    Advisory Committee expenses                     (8,040)           (6,416)
                                               -----------       -----------

NET INCOME DISTRIBUTION                          2,395,605         2,830,154

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
    Occupancy fees                                 498,011           552,659
    Hospitality suite fees                              --               189
    Greens fees                                      3,378             4,046
    Additional participation credit                    750               960
                                               -----------       -----------

AMOUNT AVAILABLE FOR DISTRIBUTION
 TO PARTICIPANTS                               $ 2,897,744       $ 3,388,008
                                               ===========       ===========

Average daily distribution                     $     49.77       $     48.57
Average room rate                              $    186.05       $    189.97
Occupied room nights                                39,641            45,847
Available room nights                               58,228            69,756
Occupancy percentage                                  68.1%             65.7%
Average number of available units                      640               775

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                     INNISBROOK RENTAL POOL LEASE OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
                 FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999

                                DISTRIBUTION FUND

                                                            YEAR-TO-DATE
                                                       2000             1999
                                                    -----------      -----------
BALANCE, beginning of period                        $        --      $        --

ADDITIONS:
  Amount available for distribution                   2,897,744        3,388,008
  Interest received or receivable from
           Maintenance Escrow Fund                       55,985           25,319

REDUCTIONS:
  Amounts withheld for Maintenance Escrow Fund         (444,271)        (514,654)
  Amounts accrued or paid to participants            (2,509,458)      (2,898,673)
                                                    -----------      -----------

BALANCE, end of period                              $        --      $        --
                                                    ===========      ===========

                              MAINTENANCE ESCROW FUND

BALANCE, beginning of period                        $ 7,021,346      $ 2,505,110

ADDITIONS:
  Amounts withheld from occupancy fees                  444,271          493,000
  Interest earned                                        55,985           25,319
  Charges to participants to establish
           or restore escrow balances                    48,178           65,525

REDUCTIONS:
  Maintenance charges                                  (101,718)        (118,344)
  Carpet care reserve deposit                           (19,903)         (11,054)
  Interest accrued or paid to Distribution Fund         (55,985)         (25,319)
  Refunds to participants as prescribed by
           the master lease agreements                 (374,031)        (192,093)
                                                    -----------      -----------

BALANCE, end of period                              $ 7,018,143      $ 2,742,144
                                                    ===========      ===========

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                      TAMARRON RENTAL POOL LEASE OPERATION
                                 BALANCE SHEETS
                             MARCH 31, 2000 AND 1999

                                DISTRIBUTION FUND

                                                                      2000          1999
                                                                     --------     ---------
                                      ASSETS

CASH                                                                 $  1,000     $   1,000
RECEIVABLE FROM GOLF HOST RESORTS, INC.
     FOR DISTRIBUTION                                                 183,456       251,795
INTEREST RECEIVABLE FROM MAINTENANCE
     ESCROW FUND                                                          143            --
                                                                     --------     ---------
                                                                     $184,599     $ 252,795
                                                                     ========     =========

                     LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                                 $142,218     $ 170,962
DUE TO MAINTENANCE ESCROW FUND                                         42,381        81,833
                                                                     --------     ---------
                                                                     $184,599     $ 252,795
                                                                     ========     =========

                             MAINTENANCE ESCROW FUND

                                       ASSETS

CASH AND CASH EQUIVALENTS                                            $121,540     $  60,224
DUE FROM DISTRIBUTION FUND                                             42,381        81,833
INVENTORY:
     Linen                                                             21,168        63,695
     Materials and supplies                                             7,113        (9,039)
DEPOSITS                                                                9,670            --
                                                                     --------     ---------
                                                                     $201,872     $ 196,713
                                                                     ========     =========

                      LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                                     $ 12,247     $   3,099
INTEREST PAYABLE TO DISTRIBUTION FUND                                     143            --
PARTICIPANTS' FUND BALANCES                                           189,482       193,614
                                                                     --------     ---------
                                                                     $201,872     $ 196,713
                                                                     ========     =========

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                      TAMARRON RENTAL POOL LEASE OPERATION
                            STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999

                                DISTRIBUTION FUND

                                                                                  YEAR-TO-DATE
                                                                           -------------------------
                                                                             2000            1999
                                                                           ---------       ---------
GROSS REVENUES                                                             $ 429,886       $ 592,897
                                                                           ---------       ---------

DEDUCTIONS:
  Agents' commissions                                                         28,219          36,325
  Sales and marketing expenses                                                32,241          44,467
  Audit fees                                                                   3,255           3,255
                                                                           ---------       ---------
                                                                              63,715          84,047
                                                                           ---------       ---------

ADJUSTED GROSS REVENUES                                                      366,171         508,850
MANAGEMENT FEE                                                              (183,085)       (254,425)
                                                                           ---------       ---------

GROSS INCOME DISTRIBUTION                                                    183,086         254,425

ADJUSTMENTS TO GROSS INCOME
   DISTRIBUTION:
                                Corporate complimentary occupancy fees           533             653
                                Occupancy fees                               (62,157)        (73,444)
                                Designated items                             (10,301)        (44,109)
                                Advisory Committee expenses                     (163)         (3,282)
                                                                           ---------       ---------

POOLED INCOME                                                                110,998         134,243

ADJUSTMENTS TO POOLED INCOME:
                                Occupancy fees                                62,157          73,444
                                                                           ---------       ---------

NET INCOME DISTRIBUTION                                                    $ 173,155       $ 207,687
                                                                           =========       =========


                                Average daily distribution                 $    7.32       $    8.43
                                Average room rate                          $   67.66       $   79.30
                                Room nights                                    6,354           7,477
                                Occupancy percentage                            26.9%           30.3%
                                Average number of available units                260             274


These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                      TAMARRON RENTAL POOL LEASE OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
                 FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999

                                DISTRIBUTION FUND

                                                        YEAR-TO-DATE
                                                     2000           1999
                                                   ---------      ---------
BALANCE, beginning of period                       $      --      $      --

ADDITIONS:
  Amounts available for distribution                 173,155        207,687
  Interest received or receivable from
    Maintenance Escrow Fund                              143             --

REDUCTIONS:
  Amounts withheld for Maintenance Escrow Fund       (31,080)       (36,725)
  Amounts accrued or paid to participants           (142,218)      (170,962)
                                                   ---------      ---------

BALANCE, end of period                             $      --      $      --
                                                   =========      =========


                             MAINTENANCE ESCROW FUND

BALANCE, beginning of period                       $ 188,338      $ 174,111

ADDITIONS:
  Amounts withheld from occupancy fees                31,080         36,725
  Interest earned                                        143             --
  Reimbursement of designated items                   10,301         44,109
  Charges to participants to establish
    or restore escrow balances                         7,479         12,828

REDUCTIONS:
  Maintenance and inventory charges                  (29,182)       (18,408)
  Refurbishing charges                                    --         (2,974)
  Interest accrued or paid to
    Distribution Fund                                   (143)            --
  Designated items                                   (10,301)       (44,109)
  Refunds to participants as prescribed
    by Master Lease Agreement                         (8,233)        (8,668)
                                                   ---------      ---------


BALANCE, end of period                             $ 189,482      $ 193,614
                                                   =========      =========

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.