Form 10-Q
period 2000-06-30
GOLF HOST RESORTS INC
filed 2002-01-14
CIK 42429

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                         -------------------------------


                         For Quarter Ended June 30, 2000

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

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                 (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                                 BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999

                                     ASSETS
                           (SUBSTANTIALLY ALL PLEDGED)

                                             JUNE 30,      DECEMBER 31,
                                              2000            1999
                                           -----------     -----------
                                           (unaudited)
CURRENT ASSETS:
     Cash                                  $ 1,556,858     $   131,440
     Restricted cash                           814,466         318,860
     Accounts receivable, net                5,813,666       4,499,990
     Other receivables                         659,970         907,568
     Inventories and supplies                1,301,854       1,755,452
     Prepaid expenses and other assets         825,865         132,116
                                           -----------     -----------
                                            10,972,679       7,745,426

     Assets held for sale                    2,435,000       8,634,596
                                           -----------     -----------

          Total current assets              19,607,275      16,380,022

INTANGIBLES, net                            25,568,452      26,994,645

PROPERTY AND EQUIPMENT, net                 42,189,287      43,205,256

OTHER ASSETS                                   336,338         315,851
                                           -----------     -----------

                                           $81,501,756     $86,895,774
                                           ===========     ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                 (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                                 BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999

                      LIABILITIES AND SHAREHOLDER'S DEFICIT

                                                           JUNE 30,         DECEMBER 31,
                                                             2000               1999
                                                         -------------      -------------
                                                          (unaudited)
CURRENT LIABILITIES:

     Accounts payable                                    $   6,547,078      $   5,039,225
     Line of credit                                            777,988          2,109,316
     Accrued payroll costs                                   1,013,278            899,750
     Accrued interest                                          725,500            691,265
     Accrued expenses                                        3,914,493          3,214,321
     Deposits and prepaid fees                               1,922,173          2,841,038
     Current notes payable                                     809,566            795,205
     Due to related parties                                  3,127,257          1,994,645
                                                         -------------      -------------

          Total current liabilities                         18,837,333         17,584,765

NOTES PAYABLE                                               82,403,044         83,829,220
OTHER LONG-TERM LIABILITIES                                  5,486,813          5,168,028
DEFERRED INCOME TAXES                                        1,770,467          1,770,467
                                                         -------------      -------------

          Total liabilities                                108,497,657        108,352,480
                                                         -------------      -------------

SHAREHOLDER'S DEFICIT
     Common stock, $1 par, 5,000 shares
          authorized, issued, and outstanding                    5,000              5,000
     5.6% cumulative preferred stock, $1 par,
          4,577,000 shares authorized, issued,
          and outstanding                                    4,577,000          4,577,000
     Paid-in capital                                       (13,557,000)       (13,557,000)
     Accumulated deficit                                   (18,020,901)       (12,481,706)
                                                         -------------      -------------

     Total shareholder's deficit                           (26,995,901)       (21,456,706)
                                                         -------------      -------------

     Total liabilities and shareholder's
         deficit                                         $  81,501,756      $  86,895,774
                                                         =============      =============


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                 (a wholly owned subsidiary of Golf Hosts, Inc.)
                              STATEMENTS OF INCOME
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                              QUARTERS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                              2000              1999             2000              1999
                                          ------------      ------------      ------------      -----------
                                           (unaudited)                         (unaudited)
REVENUES:
  Resort facilities                       $  5,131,088      $  5,270,491      $ 12,600,061      $14,416,988
  Food and beverage                          5,767,012         5,221,933        11,111,403       11,410,694
  Golf                                       3,998,690         3,942,125         9,372,278       10,086,757
  Other                                      1,663,257         1,604,366         3,302,004        2,879,508
                                          ------------      ------------      ------------      -----------
                                            16,560,047        16,038,915        36,385,746       38,793,947
                                          ------------      ------------      ------------      -----------
COST AND OPERATION EXPENSES:
  Resort facilities                          3,667,801         3,753,362         8,530,104        9,161,757
  Food and beverage                          2,834,018         2,927,389         5,705,804        6,355,245
  Golf                                       1,987,189         1,915,990         4,040,569        3,997,407
  Other                                      2,976,038         2,781,692         5,827,321        5,801,224
  General and administrative                 1,593,790         1,681,177         3,425,041        3,729,095
  Depreciation and amortization                995,771         2,526,191         1,951,543        3,576,302
                                          ------------      ------------      ------------      -----------
                                            14,054,607        15,585,801        29,480,382       32,621,030
                                          ------------      ------------      ------------      -----------

INCOME BEFORE INCOME/(LOSS) ON
  ASSETS HELD FOR SALE                       2,505,440           453,114         6,905,364        6,172,917
INCOME/(LOSS) ON ASSETS HELD FOR SALE
  AND LEASED ASSET                            (458,615)          (27,027)       (1,257,452)         794,837
                                          ------------      ------------      ------------      -----------

OPERATING INCOME                             2,046,825           426,087         5,647,912        6,967,754

INTEREST, NET                                2,412,075         2,373,556         4,859,357        4,759,494
                                          ------------      ------------      ------------      -----------

INCOME/(LOSS) BEFORE DIVIDEND
  REQUIREMENTS ON PREFERRED STOCK             (365,250)       (1,947,469)          788,555        2,208,260

DIVIDEND REQUIREMENTS ON
  PREFERRED STOCK                               64,077            64,077           128,154          128,154
                                          ------------      ------------      ------------      -----------

NET INCOME/(LOSS) AVAILABLE
  TO COMMON SHAREHOLDERS                  $   (429,327)     $ (2,011,546)     $    660,401      $ 2,080,106
                                          ============      ============      ============      ===========

EARNINGS/(LOSS) PER COMMON SHARE          $     (85.86)     $    (402.31)     $     132.09      $    416.02
                                          ============      ============      ============      ===========


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                      GOLF HOST RESORTS, INC AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S DEFICIT
                   FOR THE EIGHTEEN MONTHS ENDED JUNE 30, 2000



                                 $1 Par Value            5.6% Cumulative
                                 Common Stock            Preferred Stock                                                 Total
                               -----------------     ------------------------       Paid-In          Retained         Shareholder's
                               Shares     Amount      Shares         Amount         Capital           Deficit            Deficit
                               ------     ------     ---------     ----------     ------------      ------------      ------------
Balance, December 31, 1998      5,000      5,000     4,577,000      4,577,000      (13,557,000)        1,940,766        (7,034,234)

Net loss available to
common shareholder                 --         --            --             --               --        (7,453,219)       (7,453,219)

Distribution to shareholder        --         --            --             --               --        (6,969,253)       (6,969,253)
                                -----     ------     ---------     ----------     ------------      ------------      ------------

Balance, December 31, 1999      5,000      5,000     4,577,000      4,577,000      (13,557,000)      (12,481,706)      (21,456,706)

Net income available to
common shareholder                 --         --            --             --               --           660,401           660,401

Distribution to shareholder        --         --            --             --               --        (6,199,596)       (6,199,596)

                                -----     ------     ---------     ----------     ------------      ------------      ------------

Balance, June 30, 2000          5,000     $5,000     4,577,000     $4,577,000     $(13,557,000)     $(18,020,901)     $(26,995,901)
                                =====     ======     =========     ==========     ============      ============      ============



                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                 (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                  2000             1999
                                                               -----------      -----------
                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income before dividend requirements
          on preferred stock                                   $   788,555      $ 2,183,014

     Noncash items included in income:
          Depreciation and amortization                          1,951,543        1,898,720
          Write-off of startup costs                                    --        1,606,538
          Changes in operating working capital                   1,294,196       (3,345,281)
                                                               -----------      -----------
          Cash provided by operations                            4,034,294        2,342,991
                                                               -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Increase) in other assets                                    (20,487)              --
     Purchases of property and equipment                          (164,031)      (1,894,207)
     Net recovery of cost of property and
       equipment sold or retired                                        --            7,229
     Decrease in assets held for sale                                   --        2,605,738
                                                               -----------      -----------
          Cash provided by (used in) investing activities         (184,518)         718,760
                                                               -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase/(decrease) in notes payable                           14,361         (195,762)
     Additional borrowings on existing debt                             --          303,416
     Repayment of existing debt                                 (1,426,176)              --
     Repayment of line of credit                                (1,331,328)      (3,513,173)
     Increases in other long-term liabilities                      318,785          (41,579)
                                                               -----------      -----------
          Cash provided by (used in) financing activities      (2,424,358)       (3,447,098)
                                                               -----------      -----------

NET INCREASE (DECREASE) IN CASH                                  1,425,418         (385,347)
CASH, BEGINNING OF PERIOD                                          131,440        1,396,404
                                                               -----------      -----------
CASH, END OF PERIOD                                            $ 1,556,858      $ 1,011,057
                                                               ===========      ===========

NONCASH FINANCING AND INVESTING ACTIVITIES:

The Company satisfied its preferred
     stock dividend liability to GHI
     through the intercompany account                          $   128,154      $   128,154
                                                               ===========      ===========

Settlement with previous owners                                $ 1,249,843      $        --
                                                               ===========      ===========

Dividend of Tamarron to Golf Hosts II, Inc.                    $ 6,199,596      $        --
                                                               ===========      ===========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                 (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


(1)   ORGANIZATION, BUSINESS, LIQUIDITY AND ACCOUNTING POLICIES

      During the quarter, there was no significant change from the 10-K filing on December 31, 1999.

      During 2000, the Company transferred the assets and liabilities of Tamarron of approximately $6,200,000, net, to its parent, Golf Host, Inc. ("GHI"), who contributed them to Golf Host II, Inc., a wholly owned subsidiary of GHI. Concurrently with the transfer of Tamarron, the Company entered into a lease agreement whereby Golf Host II, Inc. leased Tamarron to the Company. Rent is payable annually in the amount of $1. In addition, the Company assumes responsibility for Tamarron's Net Income (Loss), as defined by the lease agreement. The lease term is 10 years.

      Financial Statement Presentation

      Certain reclassifications have been made to the June 2000 financial statements to conform to the December 1999 presentation.

(2)   LONG-TERM OBLIGATIONS

      Long-term obligations consist of the following:

                                                 JUNE 30,         DECEMBER 31,
                                                   2000               1999
                                                ------------      ------------
Participating mortgage note at varying pay
      rates maturing in 2027                    $ 69,975,000      $ 69,975,000

$9,000,000 participation mortgage
      note credit facility                         9,000,000         9,000,000

Mortgage note at 6.34%, maturing in 2002           3,168,000         4,417,764

Capital leases                                     1,069,610         1,231,661
                                                ------------      ------------

                                                  83,212,610        84,624,425
Less current maturities                             (809,566)         (795,205)
                                                ------------      ------------

                                                $ 82,403,044      $ 83,829,220
                                                ============      ============

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                 (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

(3)   TAMARRON'S RESULT OF OPERATIONS:

      As defined in Note 1, the Company assumes responsibility for the Net Income (Loss) of Tamarron under the terms of the lease agreement between the Company and Golf Host II, Inc. for the period of lease inception (June 12, 2000) through December 31, 2000, the Net Income (Loss) is as follows and is included in loss on assets held for sale and leased asset in the Statement of Operations:

                                                                19 DAYS ENDED
                                                                JUNE 30, 2000
      REVENUE:
        HOTEL                                                       123,355
        FOOD & BEVERAGE                                             120,212
        GOLF                                                         69,539
        OTHER                                                        83,568
        REAL ESTATE                                                      --
                                                                   --------
                                                                         --
                                                                    396,674
                                                                   --------


      COSTS & OPERATING EXP:
        HOTEL                                                        67,127
        FOOD & BEVERAGE                                              87,936
        GOLF                                                         42,580
        OTHER                                                       122,196
        GENERAL & ADMIN                                             201,199
                                                                   --------

                                                                    521,038
                                                                   --------

      INTEREST EXPENSE                                                   --
                                                                   --------
                                                                         --
      NET INCOME/(LOSS)                                            (124,363)
                                                                   ========

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                 (a wholly owned subsidiary of Golf Hosts, Inc.)
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

         For purposes of discussing comparative results of operations for 2000 and 1999, the results of operations of Tamarron, which are included in income/(loss) on assets held for sale, in 2000 and 1999, are also utilized.

         Guest occupancy for the quarter, measured in room nights, decreased 4.8% from the level of the prior year. On a divisional basis, Innisbrook's occupancy decreased 5.6% while Tamarron experienced a decrease in occupancy of .5%. The decrease in Innisbrook's room nights occurred primarily in the group segment. The decrease in Tamarron's occupancy also occurred in the group segment, while the social segment occupancy remained flat.

         Revenues from resort operations on a per occupied room basis increased 10.5% from $398.14 to $439.81. The improved guest spending is primarily attributable to Innisbrook, which enjoyed an 11.1% increase in gross operating revenue. While Tamarron's gross operating revenue rose 7.4%, its revenue per room night rose 8.0%. Innisbrook's average daily room rate rose 5.3% while Tamarron's decreased .4%. While meals served at Innisbrook increased 8.1%, revenue per meal served improved 11.6%. Tamarron's meals served rose 1.5% while its revenue per meal served decreased 7.3%. Innisbrook golf revenues were up 1.4% from the prior year, as revenue per player increased .9%. Rounds played increased .5%. Tamarron's golf revenues were down 18.1% while rounds played increased by 18.2%. On a divisional basis, Innisbrook and Tamarron's revenue per occupied room for the second quarter of 2000 and 1999 were $458.09 and $342.21 as compared to $412.29 and $316.85, respectively. As a result of the reduced occupancy and improved guest spending, total resort operations revenues rose $604 thousand or 3.3%. Real estate activities at Tamarron generated two lot sales during the second quarter of 1999 and none during 2000. All of the real estate sales activity for 2000 and 1999 is included in income/(loss) on assets held for sale in the statements of income.

         Costs and operating expenses decreased to 89.2% of total resort operations revenues as compared to 91.2% in 1999. At Innisbrook, gross operating income increased 19.9% as relative departmental operating expense levels rose moderately by .2% over the prior years while revenues increased at a 2.8% rate. At the same time, Innisbrook's fixed charges and other expenses increased 1.8% over the prior year, primarily due to the rental pool distribution expense and amortization of intangible assets. While Tamarron's gross operating revenue increased as noted above, its cost and operating expenses experienced a 5.6% increase.

         Interest expense rose 1.6% primarily as a result of payments under a participating mortgage in 1999 offset against reduced revolving credit line costs.

FINANCIAL CONDITION AND LIQUIDITY

         The company's working capital position (exclusive of Assets Held for Sale) was a deficit of $7,864,654 at June 30, 2000, as compared to a deficit of $15,085,098 at December 31, 1999. The Company typically experiences seasonal fluctuations in its net working capital position without normally impairing its ability to pay trade creditors in a timely manner and satisfy its financial obligations in an orderly fashion.

         Based on existing cash levels and the additional cash sources noted above, the Company assesses its liquidity as satisfactory.

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

Item 4.       Submission of matters to a Vote of Security Holders

              Not applicable.

Item 5.       Other Information

              Pursuant to an agreement with the SEC staff, included in this 10-Q filing are unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation for the quarter and six months ended June 30, 2000 and 1999

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits

                     27 Financial Data Schedule (for SEC use only)

              (b)  Reports on Form 8-K

                     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             GOLF HOST RESORTS, INC.



Date:         12/24/01                       By: /s/ Merrick Kleeman
      ---------------------------            ---------------------------------
                                             Merrick Kleeman
                                             President


Date:         12/24/01                       By: /s/ R. Keith Wilt
      ---------------------------            ---------------------------------
                                             R. Keith Wilt
                                             Vice President and Treasurer

                          RENTAL POOL LEASE OPERATIONS


The following unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation (the Rental Pools) are for the quarters and six months ended June 30, 2000 and 1999.

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

                     INNISBROOK RENTAL POOL LEASE OPERATION
                                 BALANCE SHEETS
                             JUNE 30, 2000 AND 1999

                                DISTRIBUTION FUND

                                                                       2000            1999
                                                                     ----------     -----------
                                       ASSETS

RECEIVABLE FROM GOLF HOST RESORTS, INC.
     FOR DISTRIBUTION                                                $1,972,547     $ 1,984,193
INTEREST RECEIVABLE FROM MAINTENANCE
     ESCROW FUND                                                         56,707          27,480
                                                                     ----------     -----------
                                                                     $2,029,254     $ 2,011,673
                                                                     ==========     ===========

                     LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                                  1,619,223       1,577,250
DUE TO MAINTENANCE ESCROW FUND                                          410,031         434,423
PARTICIPANTS' FUND BALANCES                                                  --              --
                                                                     ----------     -----------
                                                                     $2,029,254     $ 2,011,673
                                                                     ==========     ===========

                               MAINTENANCE ESCROW FUND

                                       ASSETS

CASH AND CASH EQUIVALENTS                                            $3,752,755     $ 2,613,918
RECEIVABLE FROM DISTRIBUTION FUND                                       410,031         434,423
INVENTORY                                                             3,210,484          80,382
INTEREST RECEIVABLE                                                      36,600          42,486
                                                                     ----------     -----------
                                                                     $7,409,870     $ 3,171,209
                                                                     ==========     ===========

                     LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                                     $   96,993     $     1,990
INTEREST PAYABLE TO DISTRIBUTION FUND                                    56,707          27,480
CARPET CARE RESERVE                                                       6,408          (2,968)
PARTICIPANTS' FUND BALANCES                                           7,249,762       3,144,707
                                                                     ----------     -----------
                                                                     $7,409,870     $ 3,171,209
                                                                     ==========     ===========

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                     INNISBROOK RENTAL POOL LEASE OPERATION
                            STATEMENTS OF OPERATIONS
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                DISTRIBUTION FUND

                                                    CURRENT QUARTER                     YEAR-TO-DATE
                                              ----------------------------      ------------------------------
                                                 2000             1999              2000              1999
                                              -----------      -----------      ------------      ------------
GROSS REVENUES                                $ 5,012,349      $ 5,194,758      $ 12,387,505      $ 13,904,392
                                              -----------      -----------      ------------      ------------

DEDUCTIONS:
    Agents' commissions                           255,530          358,596           620,918           797,036
    Credit Card fees                               40,071           42,323            88,434           105,494
    Audit fees                                      3,251            3,250             6,501             6,500
                                              -----------      -----------      ------------      ------------
                                                  298,852          404,169           715,853           909,030
                                              -----------      -----------      ------------      ------------

ADJUSTED GROSS REVENUES                         4,713,497        4,790,589        11,671,652        12,995,362
AMOUNT RETAINED BY LESSEE                      (2,348,432)      (2,386,715)       (5,816,593)       (6,476,117)
                                              -----------      -----------      ------------      ------------
GROSS INCOME DISTRIBUTION                       2,365,065        2,403,874         5,855,059         6,519,245

ADJUSTMENTS TO GROSS INCOME
 DISTRIBUTION:
    Management fee                               (259,799)        (268,808)         (644,365)         (722,754)
    Marketing fee                                (141,709)        (146,623)         (351,472)         (394,230)
    Miscellaneous pooled expense                  (20,786)         (22,323)          (43,580)          (68,060)
    Corporate complimentary occupancy fees         13,444            8,328            23,855            16,645
    Westin Associate room fees                     21,301           13,196            39,675            26,027
    Occupancy fees                               (460,399)        (487,723)         (958,410)       (1,040,382)
    Advisory Committee expenses                    (8,146)          (7,166)          (16,186)          (13,582)
                                              -----------      -----------      ------------      ------------

NET INCOME DISTRIBUTION                         1,508,971        1,492,755         3,904,576         4,322,909

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
    Occupancy fees                                460,399          487,723           958,410         1,040,382
    Hospitality suite fees                            135              135               135               324
    Greens fees                                     2,322            2,620             5,700             6,666
    Additional participation credit                   720              960             1,470             1,920
                                              -----------      -----------      ------------      ------------

AMOUNT AVAILABLE FOR DISTRIBUTION
 TO PARTICIPANTS                              $ 1,972,547      $ 1,984,193      $  4,870,291      $  5,372,201
                                              ===========      ===========      ============      ============

Average daily distribution                    $     32.50      $     27.84      $      40.95      $      38.10
Average room rate                             $    138.65      $    132.89      $     163.44      $     165.24
Occupied room nights                               36,150           39,090            75,791            84,148
Available room nights                              60,701           71,262           118,929           141,018
Occupancy percentage                                 59.6%            54.9%             63.7%             59.7%
Average number of available units                     667              783               653               779

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                     INNISBROOK RENTAL POOL LEASE OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                DISTRIBUTION FUND

                                                          CURRENT QUARTER                 YEAR-TO-DATE
                                                      2000            1999            2000            1999
                                                   -----------     -----------     -----------     -----------
BALANCE, beginning of period                       $        --     $        --     $        --     $        --

ADDITIONS:
  Amount available for distribution                  1,972,547       1,984,193       4,870,291       5,372,201
  Interest received or receivable from
           Maintenance Escrow Fund                      56,707          27,480         112,692          52,799

REDUCTIONS:
  Amounts withheld for Maintenance Escrow Fund        (410,031)       (434,423)       (854,302)       (949,077)
  Amounts accrued or paid to participants           (1,619,223)     (1,577,250)     (4,128,681)     (4,475,923)
                                                   -----------     -----------     -----------     -----------

BALANCE, end of period                             $        --     $        --     $        --     $        --
                                                   ===========     ===========     ===========     ===========

                                             MAINTENANCE ESCROW FUND

BALANCE, beginning of period                       $ 7,018,143     $ 2,742,143     $ 7,021,346     $ 2,505,110

ADDITIONS:
  Amounts withheld from occupancy fees                 410,031         434,423         854,302         927,423
  Interest earned                                       56,707          27,480         112,692          52,799
  Charges to participants to establish
           or restore escrow balances                  117,043         269,855         165,221         335,380

REDUCTIONS:
  Maintenance charges                                 (125,068)       (224,352)       (226,786)       (342,696)
  Carpet care reserve deposit                          (21,577)        (19,509)        (41,480)        (30,563)
  Interest accrued or paid to Distribution Fund        (56,707)        (27,480)       (112,692)        (52,799)
  Refunds to participants as prescribed by
           the master lease agreements                (148,810)        (57,853)       (522,841)       (249,947)
                                                   -----------     -----------     -----------     -----------

BALANCE, end of period                             $ 7,249,762     $ 3,144,707     $ 7,249,762     $ 3,144,707
                                                   ===========     ===========     ===========     ===========

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                      TAMARRON RENTAL POOL LEASE OPERATION
                                 BALANCE SHEETS
                             JUNE 30, 2000 AND 1999

                                DISTRIBUTION FUND

                                                                       2000        1999
                                                                     --------    --------
                                         ASSETS
CASH                                                                 $  1,000    $  1,000
RECEIVABLE FROM GOLF HOST RESORTS, INC.
     FOR DISTRIBUTION                                                 282,737     332,009
INTEREST RECEIVABLE FROM MAINTENANCE
     ESCROW FUND                                                        1,231          --
                                                                     --------    --------
                                                                     $284,968    $333,009
                                                                     ========    ========

                      LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                                 $228,310    $274,347
DUE TO MAINTENANCE ESCROW FUND                                         56,658      58,662
                                                                     --------    --------
                                                                     $284,968    $333,009
                                                                     ========    ========

                                MAINTENANCE ESCROW FUND

                                        ASSETS

CASH AND CASH EQUIVALENTS                                            $121,822    $ 22,351
DUE FROM DISTRIBUTION FUND                                             56,659      58,662
INVENTORY:
     Linen                                                             22,390      45,818
     Materials and supplies                                             5,614      14,672
DEPOSITS                                                               17,941          --
                                                                     --------    --------
                                                                     $224,426    $141,503
                                                                     ========    ========

                        LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                                     $  7,579    $ 12,537
INTEREST PAYABLE TO DISTRIBUTION FUND                                   1,231          --
PARTICIPANTS' FUND BALANCES                                           215,616     128,966
                                                                     --------    --------
                                                                     $224,426    $141,503
                                                                     ========    ========

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                      TAMARRON RENTAL POOL LEASE OPERATION
                            STATEMENTS OF OPERATIONS
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                DISTRIBUTION FUND

                                                    CURRENT QUARTER                   YEAR-TO-DATE
                                                ------------------------      ----------------------------
                                                   2000          1999            2000             1999
                                                ---------      ---------      -----------      -----------
GROSS REVENUES                                  $ 709,134      $ 734,637      $ 1,139,021      $ 1,327,534
                                                ---------      ---------      -----------      -----------

DEDUCTIONS:
  Agents' commissions                              12,279          8,832           40,498           45,157
  Sales and marketing expenses                     53,185         55,098           85,427           99,565
  Audit fees                                        3,255          3,255            6,510            6,510
                                                ---------      ---------      -----------      -----------
                                                   68,719         67,185          132,435          151,232
                                                ---------      ---------      -----------      -----------

ADJUSTED GROSS REVENUES                           640,415        667,452        1,006,586        1,176,302
MANAGEMENT FEE                                   (355,791)      (333,726)        (538,876)        (588,151)
                                                ---------      ---------      -----------      -----------

GROSS INCOME DISTRIBUTION                         284,624        333,726          467,710          588,151

ADJUSTMENTS TO GROSS INCOME
   DISTRIBUTION:
      Corporate complimentary occupancy fees          590            939            1,123            1,592
      Occupancy fees                              (70,835)       (69,784)        (132,992)        (143,228)
      Designated items                            (20,239)       (22,768)         (30,540)         (66,877)
      Advisory Committee expenses                  (2,477)        (2,656)          (2,640)          (5,938)
                                                ---------      ---------      -----------      -----------

POOLED INCOME                                     191,663        239,457          302,661          373,700

ADJUSTMENTS TO POOLED INCOME:
      Occupancy fees                               70,835         69,784          132,992          143,228
                                                ---------      ---------      -----------      -----------

NET INCOME DISTRIBUTION                         $ 262,498      $ 309,241      $   435,653      $   516,928
                                                =========      =========      ===========      ===========

  Average daily distribution                    $   10.94      $   12.18      $      9.14      $     10.33
  Average room rate                             $   99.12      $  103.22      $     84.32      $     90.96
  Room nights                                       7,154          7,117           13,508           14,594
  Occupancy percentage                               29.8%          28.0%            28.4%            29.2%
  Average number of available units                   267            276              262              276


These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                      TAMARRON RENTAL POOL LEASE OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                DISTRIBUTION FUND

                                                CURRENT QUARTER              YEAR-TO-DATE
                                               2000         1999           2000          1999
                                             ---------     ---------     ---------     ---------
BALANCE, beginning of period                 $      --     $      --     $      --     $      --

ADDITIONS:
  Amounts available for distribution           262,498       309,241       435,653       516,928
  Interest received or receivable from
    Maintenance Escrow Fund                      1,231            --         1,374            --

REDUCTIONS:
  Amounts withheld for Maintenance Escrow      (35,419)      (34,894)      (66,499)      (71,619)
  Amounts accrued or paid to participants     (228,310)     (274,347)     (370,528)     (445,309)
                                             ---------     ---------     ---------     ---------

BALANCE, end of period                       $      --     $      --     $      --     $      --
                                             =========     =========     =========     =========


                                          MAINTENANCE ESCROW FUND

BALANCE, beginning of period                 $ 189,482     $ 193,614     $ 188,338     $ 174,111

ADDITIONS:
  Amounts withheld from occupancy fees          35,419        34,894        66,499        71,619
  Interest earned                                1,231            --         1,374            --
  Reimbursement of designated items             20,239        22,768        30,540        66,877
  Charges to participants to establish
    or restore escrow balances                  94,378         3,906       101,858        16,734

REDUCTIONS:
  Maintenance and inventory charges            (94,867)      (91,903)     (124,049)     (110,311)
  Refurbishing charges                              --        (6,766)           --        (9,740)
  Interest accrued or paid to
    Distribution Fund                           (1,231)           --        (1,374)           --
  Designated items                             (20,239)      (22,768)      (30,540)      (66,877)
  Refunds to participants as prescribed
    by Master Lease Agreement                   (8,796)       (4,779)      (17,030)      (13,447)
                                             ---------     ---------     ---------     ---------

BALANCE, end of period                       $ 215,616     $ 128,966     $ 215,616     $ 128,966
                                             =========     =========     =========     =========

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.