Form 10-Q
period 2000-09-30
GOLF HOST RESORTS INC
filed 2002-01-15
CIK 42429

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                      ------------------------------------


                      For Quarter Ended September 30, 2000

                           Commission File no. 2-64309

                             GOLF HOST RESORTS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

Colorado                                                   84-0631130
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

36750 US 19 N., Palm Harbor, Florida                          34684
---------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

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

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                 (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                     ASSETS
                           (SUBSTANTIALLY ALL PLEDGED)

                                          SEPTEMBER 30,    DECEMBER 31,
                                              2000            1999
                                           -----------     -----------
                                           (unaudited)
CURRENT ASSETS:
     Cash                                  $   236,639     $   131,440
     Restricted cash                         1,018,202         318,860
     Accounts receivable, net                4,930,775       4,499,990
     Other receivables                         744,075         907,568
     Inventories and supplies                1,472,171       1,755,452
     Prepaid expenses and other assets         695,252         132,116
                                           -----------     -----------
                                             9,097,114       7,745,426

     Assets held for sale                    2,435,000       8,634,596
                                           -----------     -----------

          Total current assets              17,731,710      16,380,022

INTANGIBLES, net                            25,182,681      26,994,645

PROPERTY AND EQUIPMENT, net                 41,839,422      43,205,256

OTHER ASSETS                                   507,236         315,851
                                           -----------     -----------

                                           $79,061,453     $86,895,774
                                           ===========     ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                 (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                      LIABILITIES AND SHAREHOLDER'S DEFICIT

                                                         SEPTEMBER 30,       DECEMBER 31,
                                                             2000                1999
                                                         -------------      -------------
                                                          (unaudited)
CURRENT LIABILITIES:

     Accounts payable                                    $   9,283,648      $   5,039,225
     Line of credit                                          1,010,776          2,109,316
     Accrued payroll costs                                   1,359,698            899,750
     Accrued interest                                          723,500            691,265
     Accrued expenses                                        2,622,211          3,214,321
     Deposits and prepaid fees                               2,533,348          2,841,038
     Current notes payable                                     901,379            795,205
     Due to related parties                                  2,810,756          1,994,645
                                                         -------------      -------------

          Total current liabilities                         21,245,316         17,584,765

NOTES PAYABLE                                               82,258,808         83,829,220
OTHER LONG-TERM LIABILITIES                                  5,646,206          5,168,028
DEFERRED INCOME TAXES                                        1,770,467          1,770,467
                                                         -------------      -------------

          Total liabilities                                110,920,797        108,352,480
                                                         -------------      -------------

SHAREHOLDER'S DEFICIT
     Common stock, $1 par, 5,000 shares
          authorized, issued, and outstanding                    5,000              5,000
     5.6% cumulative preferred stock, $1 par,
          4,577,000 shares authorized, issued,
          and outstanding                                    4,577,000          4,577,000
     Paid-in capital                                       (13,557,000)       (13,557,000)
     Accumulated deficit                                   (22,884,344)       (12,481,706)
                                                         -------------      -------------

     Total shareholder's deficit                           (31,859,344)       (21,456,706)
                                                         -------------      -------------

     Total liabilities and shareholder's deficit         $  79,061,453      $  86,895,774
                                                         =============      =============


   The accompanying notes are an integral part of these consolidated financial statements.

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                 (a wholly owned subsidiary of Golf Hosts, Inc.)
                              STATEMENTS OF INCOME
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                           QUARTERS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                              2000              1999             2000               1999
                                          ------------      ------------      ------------      ------------
                                           (unaudited)                        (unaudited)
REVENUES:
  Resort facilities                       $  2,266,074      $  2,393,168      $ 14,866,135      $ 16,810,156
  Food and beverage                          2,338,827         2,692,332        13,450,230        14,103,026
  Golf                                       1,992,873         1,855,983        11,365,151        11,942,740
  Other                                        876,949           791,033         4,178,953         3,670,541
                                          ------------      ------------      ------------      ------------
                                             7,474,723         7,732,516        43,860,469        46,526,463
                                          ------------      ------------      ------------      ------------
COST AND OPERATION EXPENSES:
  Resort facilities                          2,017,739         2,363,764        10,547,843        11,525,521
  Food and beverage                          1,785,619         2,127,679         7,491,423         8,482,924
  Golf                                       1,505,047         1,350,653         5,545,616         5,348,060
  Other                                      2,603,317         2,582,965         8,429,391         8,384,189
  General and administrative                 1,066,966         1,217,098         4,489,754         4,946,193
  Depreciation and amortization              1,075,772           788,812         3,027,315         4,365,114
                                          ------------      ------------      ------------      ------------
                                            10,054,460        10,430,971        39,531,342        43,052,001
                                          ------------      ------------      ------------      ------------

INCOME BEFORE INCOME/(LOSS) ON
  ASSETS HELD FOR SALE                      (2,579,737)       (2,698,455)        4,329,127         3,474,462
INCOME/(LOSS) ON ASSETS HELD FOR SALE
  AND LEASED ASSET                             253,432           504,765        (1,004,020)         (172,870)
                                          ------------      ------------      ------------      ------------

OPERATING INCOME                            (2,326,305)       (2,193,690)        3,325,107         3,301,592

INTEREST, NET                                2,476,561         2,216,359         7,335,918         6,975,853
                                          ------------      ------------      ------------      ------------

LOSS BEFORE DIVIDEND
  REQUIREMENTS ON PREFERRED STOCK           (4,802,866)       (4,410,049)       (4,010,811)       (3,674,261)

DIVIDEND REQUIREMENTS ON
  PREFERRED STOCK                               64,077            64,077           192,231           192,231
                                          ------------      ------------      ------------      ------------

NET LOSS AVAILABLE
  TO COMMON SHAREHOLDERS                  $ (4,866,943)     $ (4,474,126)     $ (4,203,042)     $ (3,866,492)
                                          ============      ============      ============      ============

EARNINGS PER COMMON SHARE                 $    (973.38)     $    (894.83)     $    (840.60)     $    (773.30)
                                          ============      ============      ============      ============


   The accompanying notes are an integral part of these consolidated financial statements.

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF SHAREHOLDER'S (DEFICIT) EQUITY
               FOR THE TWENTY ONE MONTHS ENDED SEPTEMBER 30, 2000


                                  $1 Par Value           5.6% Cumulative
                                  Common Stock           Preferred Stock                                                 Total
                                ----------------     ------------------------       Paid-In          Retained        Shareholder's
                                Shares    Amount      Shares         Amount         Capital           Deficit           Deficit
                                ------    ------     ---------     ----------     ------------      ------------     -------------
Balance, December 31, 1998      5,000      5,000     4,577,000      4,577,000      (13,557,000)        1,940,766        (7,034,234)

Net loss available to
common shareholder                 --         --            --             --               --        (7,453,219)       (7,453,219)

Distribution to shareholder        --         --            --             --               --        (6,969,253)       (6,969,253)
                                -----     ------     ---------     ----------     ------------      ------------      ------------

Balance, December 31, 1999      5,000      5,000     4,577,000      4,577,000      (13,557,000)      (12,481,706)      (21,456,706)

Net loss available to
common shareholder                 --         --            --             --               --        (4,203,042)       (4,203,042)

Distribution to shareholder        --         --            --             --               --        (6,199,596)       (6,199,596)
                                -----     ------     ---------     ----------     ------------      ------------      ------------

Balance, September 30, 2000     5,000     $5,000     4,577,000     $4,577,000     $(13,557,000)     $(22,884,344)     $(31,859,344)
                                =====     ======     =========     ==========     ============      ============      ============


                  The accompanying notes are an integral part of these consolidated financial statements.

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                 (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                 2000            1999
                                                              -----------     -----------
                                                              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income before dividend requirements
          on preferred stock                                  $(4,010,811)    $(3,971,136)

     Noncash items included in income:
          Depreciation and amortization                         3,027,315       2,984,409
          Write-off of startup costs                                   --       1,623,446
          Changes in operating working capital                  3,868,846       1,080,186
                                                              -----------     -----------
          Cash provided by operations                           2,885,350       1,716,905
                                                              -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Decreases) in other assets                                 (191,385)        (63,249)
     Purchases of property and equipment                         (504,166)     (2,498,195)
     Net recovery of cost of property and
       equipment sold or retired                                       --           7,229
     Decrease in assets held for sale                                  --       3,240,000
                                                              -----------     -----------
          Cash provided by (used in) investing activities        (695,551)        685,785
                                                              -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase/(decrease) in notes payable                         106,174        (284,157)
     Additional borrowings on existing debt                            --         303,416
     Repayment of existing debt                                (1,570,412)             --
     Repayment of line of credit                               (1,098,540)     (3,283,392)
     Increases in other long-term liabilities                     478,178         695,344
                                                              -----------     -----------
          Cash provided by (used in) financing activities     (2,084,600)     (2,568,789)
                                                              -----------     -----------

NET INCREASE (DECREASE) IN CASH                                   105,199        (166,099)
CASH, BEGINNING OF PERIOD                                         131,440       1,396,404
                                                              -----------     -----------
CASH, END OF PERIOD                                           $   236,639     $ 1,230,305
                                                              ===========     ===========

NONCASH FINANCING AND INVESTING ACTIVITIES:

The Company satisfied its preferred
     stock dividend liability to GHI
     through the intercompany account                         $   192,231     $   192,231
                                                              ===========     ===========

Settlement with previous owners                               $ 1,249,843     $        --
                                                              ===========     ===========
Dividend of Tamarron to Golf Hosts II, Inc.                   $ 6,199,596     $        --
                                                              ===========     ===========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                 (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999


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

      Financial Statement Presentation

      Certain reclassifications have been made to the June 1999 financial statements to conform to the December 1999 presentation.

(2)   LONG-TERM OBLIGATIONS

      Long-term obligations consist of the following:

                                                SEPTEMBER 30,     DECEMBER 31,
                                                    2000              1999
                                                ------------      ------------
Participating mortgage note at varying pay
      rates maturing in 2027                    $ 69,975,000      $ 69,975,000

$9,000,000 participation mortgage
      note credit facility                         9,000,000         9,000,000

Mortgage note at 6.34%, maturing in 2002           3,168,000         4,417,764

Capital leases                                     1,017,187         1,231,661
                                                ------------      ------------

                                                  83,160,187        84,624,425
Less current maturities                             (901,379)         (795,205)
                                                ------------      ------------

                                                $ 82,258,808      $ 83,829,220
                                                ============      ============

                     GOLF HOST RESORTS, INC. AND SUBSIDIARY
                 (A WHOLLY OWNED SUBSIDIARY OF GOLF HOSTS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999


(3)   TAMARRON'S RESULT OF OPERATIONS:

      As defined in Note 1, the Company assumes responsibility for the Net Income (Loss) of Tamarron under the terms of the lease agreement between the Company and Golf Host II, Inc. for the period of lease inception through December 31, 2000, the Net Income (Loss) is as follows:

                                         FOR THE 111 DAYS
                                              ENDED
                                        SEPTEMBER 30, 2000
      REVENUE:
        HOTEL                                 1,841,337
        FOOD & BEVERAGE                       1,005,602
        GOLF                                    986,329
        OTHER                                   645,577
        REAL ESTATE                                  --
                                              ---------
                                              4,478,845
                                              ---------


      COSTS & OPERATING EXP:
        HOTEL                                   578,751
        FOOD & BEVERAGE                         763,279
        GOLF                                    384,262
        OTHER                                 1,316,383
        GENERAL & ADMINISTRATIVE              1,291,287
                                              ---------

                                              4,333,962
                                              ---------

      INTEREST EXPENSE                           15,817
                                              ---------

      NET INCOME/(LOSS)                         129,067
                                              =========

                             GOLF HOST RESORTS, INC.
                      Management's Discussion and analysis
                of Financial condition and Results of Operations


RESULTS OF OPERATIONS

For purposes of discussing comparative results for 2000 and 1999, the results of operations for Tamarron, which are included in income (loss) on assets held for sale, and also utilized.

Guest occupancy for the quarter declined by 719 room nights or 2% from the prior year. On a divisional basis, Innisbrook was down 609 room nights or 2.7%, while Tamarron also experienced a decline of 110 room nights or .9%. Both properties experienced modest decreases in their conference business during the period.

Gross revenues from resort operations on a per room night basis declined 1.1%, or from $338.13 to $334.26 for the period. This drop reflects the 4.1% decrease in guest spending levels at Tamarron offset by the modest .6% increase in spending per room night at Innisbrook. On a divisional basis, Innisbrook had a net decrease in revenue of 2.1%, or approximately $163,000. Tamarron also declined in revenue by 5.0%, or approximately $213,000. The combined average daily room rate also dropped by $4.80 per room night, or 4%. This was driven primarily by Tamarron's 6% reduction, coupled with Innisbrook's reduced spending of 2.7%. The number of meals served decreased 1.9%, or by 3,324. This reduced number equated to a combined revenue reduction of approximately $741,000 in Food & Beverage revenue. Innisbrook and Tamarron contributed $484,000 and $257,000 to this reduction, respectively. Golf revenues increased a combined 3.2%, or $90,500. On a divisional basis, Innisbrook's revenues were up by 7.4%. This increase is attributable to increased rounds played, or 11.7% offset by decreased spending per round of 3.9%. Tamarron's rounds of golf played increased by .9%, but had an offsetting decrease in revenue per round of 5.7%. Total golf rounds played in 2000 were 28,713 and 10,075 for Innisbrook and Tamarron, respectively. During the year 2000, no real estate sales were closed. Real estate sales for 1999 and 2000, respectively, are reflected in gain/loss on assets held for sale in the statements of income.

During June of 2000, The Sheraton Tamarron Resort was transferred to an affiliated company. Golf Host Resorts and the buyer entered into a lease agreement wherein the resort is leased back and utilized as an operating asset consistent with historical practices. For financial statement reporting purposes, The Tamarron Resort's operational results continue to be presented in the statements of income as part of gain/(loss) on assets held for sale.

Costs and operating expenses as a percentage of revenue decreased .4%. At Innisbrook, operating expenses before General & Administrative, depreciation and amortization expense, decreased 3.9% to 106% of gross revenue. This net increase recognizes a reduction in gross revenues as compared to reactively static fixed expenses.

FINANCIAL CONDITION AND LIQUIDITY

The Company's working capital position (exclusive of Assets Held for Sale) was deficit of $12,148,000 at September 30, 2000, as compared to a deficit of $9,839,000 at December 31, 1999. The Company typically experiences seasonal fluctuations in its net working capital position. These fluctuations are managed through the utilization of revolving credit line, advances from Westin Hotel Corporation under the annual guarantee agreement and cash infusion by ownership, when necessary. Management believes that its current liquidity situation, coupled with the cash resources noted, is manageable and satisfactory.

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

Item 4.       Submission of matters to a Vote of Security Holders

              Not applicable.

Item 5.       Other Information

              Pursuant to an agreement with the SEC staff, included in this 10-Q filing are unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation for the quarter and nine months ended September 30, 2000 and 1999

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits

                     27 Financial Data Schedule (for SEC use only)

              (b)  Reports on Form 8-K

                     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             GOLF HOST RESORTS, INC.





Date:   12/24/01                            By: /s/ Merrick Kleeman
      ------------------------------            ------------------------------
                                                Merrick Kleeman
                                                President

Date:   12/24/01                            By: /s/ R. Keith Wilt
      ------------------------------            ------------------------------
                                                R. Keith Wilt
                                                Vice President and Treasurer

                          RENTAL POOL LEASE OPERATIONS


The following unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation (the Rental Pools) are for the quarters and nine months ended September 30, 2000 and 1999.

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

                     INNISBROOK RENTAL POOL LEASE OPERATION
                                 BALANCE SHEETS
                           SEPTEMBER 30, 2000 AND 1999

                                DISTRIBUTION FUND


                                                                        2000           1999
                                                                     ----------     -----------
                                     ASSETS

RECEIVABLE FROM GOLF HOST RESORTS, INC.
     FOR DISTRIBUTION                                                $  877,829     $   921,741
INTEREST RECEIVABLE FROM MAINTENANCE
     ESCROW FUND                                                         49,269          54,339
                                                                     ----------     -----------
                                                                     $  927,098     $   976,080
                                                                     ==========     ===========

                     LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                                    670,139         716,279
DUE TO MAINTENANCE ESCROW FUND                                          256,959         259,801
PARTICIPANTS' FUND BALANCES                                                  --              --
                                                                     ----------     -----------
                                                                     $  927,098     $   976,080
                                                                     ==========     ===========

                              MAINTENANCE ESCROW FUND

                                      ASSETS

CASH AND CASH EQUIVALENTS                                            $3,393,295     $ 5,925,231
RECEIVABLE FROM DISTRIBUTION FUND                                       256,959         259,801
INVENTORY                                                             3,726,753         821,586
INTEREST RECEIVABLE                                                      27,916          76,582
                                                                     ----------     -----------
                                                                     $7,404,923     $ 7,083,200
                                                                     ==========     ===========

                     LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                                     $   46,872     $   128,881
INTEREST PAYABLE TO DISTRIBUTION FUND                                    49,269          54,339
CARPET CARE RESERVE                                                       2,254         (10,817)
PARTICIPANTS' FUND BALANCES                                           7,306,528       6,910,797
                                                                     ----------     -----------
                                                                     $7,404,923     $ 7,083,200
                                                                     ==========     ===========

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                     INNISBROOK RENTAL POOL LEASE OPERATION
                            STATEMENTS OF OPERATIONS
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                DISTRIBUTION FUND


                                                     CURRENT QUARTER                       YEAR-TO-DATE
                                               -----------------------------       -------------------------------
                                                  2000              1999              2000               1999
                                               -----------       -----------       ------------       ------------
GROSS REVENUES                                 $ 2,215,469       $ 2,358,631       $ 14,602,974       $ 16,263,023
                                               -----------       -----------       ------------       ------------

DEDUCTIONS:
    Agents' commissions                            130,790           132,772            751,708            929,808
    Credit Card fees                                17,382            21,321            105,816            126,815
    Audit fees                                       3,250             3,250              9,751              9,750
                                               -----------       -----------       ------------       ------------
                                                   151,422           157,343            867,275          1,066,373
                                               -----------       -----------       ------------       ------------

ADJUSTED GROSS REVENUES                          2,064,047         2,201,288         13,735,699         15,196,650
AMOUNT RETAINED BY LESSEE                       (1,028,043)       (1,096,349)        (6,844,636)        (7,572,466)
                                               -----------       -----------       ------------       ------------
GROSS INCOME DISTRIBUTION                        1,036,004         1,104,939          6,891,063          7,624,184

ADJUSTMENTS TO GROSS INCOME
 DISTRIBUTION:
    Management fee                                (114,082)         (121,368)          (758,447)          (844,122)
    Marketing fee                                  (62,226)          (66,200)          (413,698)          (460,430)
    Miscellaneous pooled expense                   (12,721)          (14,164)           (56,301)           (82,224)
    Corporate complimentary occupancy fees          13,820             8,320             37,675             24,965
    Westin Associate room fees                      23,891            16,089             63,566             42,116
    Occupancy fees                                (289,366)         (292,187)        (1,247,776)        (1,332,569)
    Advisory Committee expenses                     (8,759)           (7,861)           (24,945)           (21,443)
                                               -----------       -----------       ------------       ------------

NET INCOME DISTRIBUTION                            586,561           627,568          4,491,137          4,950,477

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
    Occupancy fees                                 289,366           292,187          1,247,776          1,332,569
    Hospitality suite fees                              --                --                135                324
    Greens fees                                      1,181             1,086              6,881              7,752
    Additional participation credit                    720               900              2,190              2,820
                                               -----------       -----------       ------------       ------------

AMOUNT AVAILABLE FOR DISTRIBUTION
 TO PARTICIPANTS                               $   877,828       $   921,741       $  5,748,119       $  6,293,942
                                               ===========       ===========       ============       ============

Average daily distribution                     $     14.11       $     12.88       $      31.73       $      26.61
Average room rate                              $    100.14       $    103.76       $     149.14       $     152.16
Occupied room nights                                22,123            22,732             97,914            106,880
Available room nights                               62,234            71,557            181,163            212,575
Occupancy percentage                                  35.5%             31.8%              54.0%              50.3%
Average number of available units                      676               778                664                779

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                     INNISBROOK RENTAL POOL LEASE OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                DISTRIBUTION FUND

                                                          CURRENT QUARTER                     YEAR-TO-DATE
                                                       2000             1999              2000            1999
                                                    -----------      -----------      -----------      -----------
BALANCE, beginning of period                        $        --      $        --      $        --      $        --

ADDITIONS:
  Amount available for distribution                     877,829          921,741        5,748,120        6,293,942
  Interest received or receivable from
           Maintenance Escrow Fund                       49,269           54,339          161,961          107,138

REDUCTIONS:
  Amounts withheld for Maintenance Escrow Fund         (256,959)        (259,801)      (1,111,261)      (1,208,878)
  Amounts accrued or paid to participants              (670,139)        (716,279)      (4,798,820)      (5,192,202)
                                                    -----------      -----------      -----------      -----------

BALANCE, end of period                              $        --      $        --      $        --      $        --
                                                    ===========      ===========      ===========      ===========

                                                      MAINTENANCE ESCROW FUND

BALANCE, beginning of period                        $ 7,249,762      $ 3,144,707      $ 7,021,346      $ 2,505,110

ADDITIONS:
  Amounts withheld from occupancy fees                  256,959          259,801        1,111,261        1,187,224
  Interest earned                                        49,269           54,339          161,961          107,138
  Charges to participants to establish
           or restore escrow balances                   159,191        4,362,515          324,412        4,697,895

REDUCTIONS:
  Maintenance charges                                  (188,038)        (842,121)        (414,824)      (1,184,817)
  Carpet care reserve deposit                           (13,312)         (11,687)         (54,792)         (42,250)
  Interest accrued or paid to Distribution Fund         (49,269)         (54,339)        (161,961)        (107,138)
  Refunds to participants as prescribed by
           the master lease agreements                 (158,034)          (2,418)        (680,875)        (252,365)
                                                    -----------      -----------      -----------      -----------

BALANCE, end of period                              $ 7,306,528      $ 6,910,797      $ 7,306,528      $ 6,910,797
                                                    ===========      ===========      ===========      ===========

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                      TAMARRON RENTAL POOL LEASE OPERATION
                                 BALANCE SHEETS
                           SEPTEMBER 30, 2000 AND 1999

                                DISTRIBUTION FUND

                                                                        2000         1999
                                                                      --------     --------
                                     ASSETS
CASH                                                                  $  1,000     $  1,000
RECEIVABLE FROM GOLF HOST RESORTS, INC.
     FOR DISTRIBUTION                                                  686,303      788,850
INTEREST RECEIVABLE FROM MAINTENANCE
     ESCROW FUND                                                         1,442           --
                                                                      --------     --------
                                                                      $688,745     $789,850
                                                                      ========     ========

                   LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION                                  $594,153     $706,425
DUE TO MAINTENANCE ESCROW FUND                                          74,592       83,425
                                                                      --------     --------
                                                                      $668,745     $789,850
                                                                      ========     ========

                             MAINTENANCE ESCROW FUND

                                     ASSETS

CASH AND CASH EQUIVALENTS                                             $144,264     $ 80,530
DUE FROM DISTRIBUTION FUND                                              74,592       83,425
INVENTORY:
     Linen                                                              19,693       34,116
     Materials and supplies                                              6,532       15,860
DEPOSITS                                                                 7,187           --
                                                                      --------     --------
                                                                      $252,268     $213,931
                                                                      ========     ========

                   LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE                                                      $  2,919     $  4,666
INTEREST PAYABLE TO DISTRIBUTION FUND                                    1,442           --
PARTICIPANTS' FUND BALANCES                                            247,907      209,265
                                                                      --------     --------
                                                                      $252,268     $213,931
                                                                      ========     ========

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                      TAMARRON RENTAL POOL LEASE OPERATION
                            STATEMENTS OF OPERATIONS
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                DISTRIBUTION FUND

                                                        CURRENT QUARTER                      YEAR-TO-DATE
                                                 -----------------------------       -----------------------------
                                                    2000              1999              2000              1999
                                                 -----------       -----------       -----------       -----------
GROSS REVENUES                                   $ 1,556,860       $ 1,728,323       $ 2,695,881       $ 3,055,857
                                                 -----------       -----------       -----------       -----------

DEDUCTIONS:
  Agents' commissions                                 33,665            18,248            74,163            63,405
  Sales and marketing expenses                       116,764           129,624           202,191           229,189
  Audit fees                                           3,255             3,255             9,765             9,765
                                                 -----------       -----------       -----------       -----------
                                                     153,684           151,127           286,119           302,359
                                                 -----------       -----------       -----------       -----------

ADJUSTED GROSS REVENUES                            1,403,176         1,577,196         2,409,762         2,753,498
MANAGEMENT FEE                                      (737,172)         (788,598)       (1,276,048)       (1,376,749)
                                                 -----------       -----------       -----------       -----------

GROSS INCOME DISTRIBUTION                            666,004           788,598         1,133,714         1,376,749

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
      Corporate complimentary occupancy fees           1,673               252             2,795             1,844
      Occupancy fees                                (128,717)         (129,582)         (261,708)         (272,810)
      Designated items                                (9,232)          (17,632)          (39,772)          (84,509)
      Advisory Committee expenses                     (1,374)               --            (4,014)           (5,938)
                                                 -----------       -----------       -----------       -----------

POOLED INCOME                                        528,354           641,636           831,015         1,015,336

ADJUSTMENTS TO POOLED INCOME:
      Occupancy fees                                 128,717           129,582           261,708           272,810
                                                 -----------       -----------       -----------       -----------

NET INCOME DISTRIBUTION                          $   657,071       $   771,218       $ 1,092,723       $ 1,288,146
                                                 ===========       ===========       ===========       ===========


  Average daily distribution                     $     30.94       $     32.45       $     15.86       $     17.46
  Average room rate                              $    120.38       $    132.90       $    101.58       $    110.73
  Room nights                                         12,933            13,005            26,441            27,599
  Occupancy percentage                                  60.9%             54.7%             38.4%             37.4%
  Average number of available units                      230               258               251               270


These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

                      TAMARRON RENTAL POOL LEASE OPERATION
              STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                DISTRIBUTION FUND

                                                   CURRENT QUARTER                 YEAR-TO-DATE
                                                2000           1999            2000             1999
                                              ---------      ---------      -----------      -----------
BALANCE, beginning of period                  $      --      $      --      $        --      $        --

ADDITIONS:
  Amounts available for distribution            657,071        771,218        1,092,724        1,288,146
  Interest received or receivable from
    Maintenance Escrow Fund                       1,442             --            2,816               --

REDUCTIONS:
  Amounts withheld for Maintenance Escrow       (64,360)       (64,793)        (130,859)        (136,412)
  Amounts accrued or paid to participants      (594,153)      (706,425)        (964,681)      (1,151,734)
                                              ---------      ---------      -----------      -----------

BALANCE, end of period                        $      --      $      --      $        --      $        --
                                              =========      =========      ===========      ===========


                                              MAINTENANCE ESCROW FUND

BALANCE, beginning of period                  $ 215,616      $ 128,966      $   188,338      $   174,111

ADDITIONS:
  Amounts withheld from occupancy fees           64,360         64,793          130,859          136,412
  Interest earned                                 1,442             --            2,816               --
  Reimbursement of designated items               9,232         17,632           39,772           84,510
  Charges to participants to establish
    or restore escrow balances                   99,699         36,758          201,557           53,492

REDUCTIONS:
  Maintenance and inventory charges            (127,923)       (19,065)        (251,972)        (129,376)
  Refurbishing charges                               --            779               --           (8,961)
  Interest accrued or paid to
    Distribution Fund                            (1,442)            --           (2,816)              --
  Designated items                               (9,232)       (17,632)         (39,772)         (84,510)
  Refunds to participants as prescribed
    by Master Lease Agreement                    (3,845)        (2,966)         (20,875)         (16,413)
                                              ---------      ---------      -----------      -----------


BALANCE, end of period                        $ 247,907      $ 209,265      $   247,907      $   209,265
                                              =========      =========      ===========      ===========

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.