Form 10-Q/A
period 2000-03-31
GOLF HOST RESORTS INC
filed 2002-01-25
CIK 42429

                                    FORM 10-Q/A

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

FINANCIAL CONDITION AND LIQUIDITY

         The company's working capital position (exclusive of Assets Held for Sale) was a deficit of $7,838,331 as compared to a deficit of $9,839,339 at December 31, 1999. The Company typically experiences seasonal fluctuations in its net working capital position without normally impairing its ability to pay trade creditors in a timely manner and satisfy its financial obligations in an orderly fashion. In addition, the Company's short-term working capital needs are supported by a $3,000,000 Accounts Receivable revolving credit facility along with a minimum funding guarantee by the management company.

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