Form 10-Q/A
period 2000-09-30
GOLF HOST RESORTS INC
filed 2002-01-25
CIK 42429

                                    FORM 10-Q/A

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

FINANCIAL CONDITION AND LIQUIDITY

The Company's working capital position (exclusive of Assets Held for Sale) was deficit of $12,148,000 at September 30, 2000, as compared to a deficit of $9,839,000 at December 31, 1999. The Company typically experiences seasonal fluctuations in its net working capital position. These fluctuations are managed through the utilization of a $3,000,000 Accounts receivable revolving credit line, along with a minimum funding guarantee by the management Company. Management believes that its current liquidity situation, coupled with the cash resources noted, is manageable and satisfactory.

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