Form 10-K
period 2000-12-31
GOLF HOST RESORTS INC
filed 2002-01-29
CIK 42429

Form 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

Commission File No. 2-64309

GOLF HOST RESORTS, INC.

State of Colorado Employer Identification No. 84-0631130

591 W. Putnam Ave., Greenwich, CT 06830

Telephone Number (727) 942-2000

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

Yes         No

Issuer has no common stock subject to this report.

PART I

Item 1. Business

Golf Host Resorts, Inc. (the “Company”) was formed in July 1972 and is engaged in the operation of The Westin Innisbrook Resort in Tarpon Springs, Florida (“Innisbrook”) and Sheraton Tamarron Resort in Durango, Colorado (“Tamarron”). Innisbrook and Tamarron (the “Resorts”) offer championship quality golf facilities, restaurant and conference facilities, recreational activities including swimming and tennis and related resort activities. The Resorts are managed by Westin Hotel Company and Sheraton Operating Corporation, respectively, under long-term management agreements. Hilton Hotel Corporation (“HHC”) managed Tamarron from December 1, 1995 to August 31, 1998. Subsequent to year end, Tamarron was sold to an unaffiliated entity.

Prior to June 23, 1997, the Company was an 80% owned subsidiary of Golf Hosts, Inc. (“GHI”). The minority shareholders of the Company were also the majority shareholders of GHI. On June 23, 1997, TM Golf Hosts, Inc. (“TMGHI”) acquired all of the outstanding shares of the Company. Concurrently, TMGHI and GHI merged with the legal survivor being GHI, which now owns 100% of the Company.

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

During 1999, the Company began a third development of nine residential homesites, Estates at Tamarron –Crescent Ridge. All nine homesites were sold and closed during 2000.

The majority of the condominium owners at the Resorts provide such apartments as resort accommodations under rental pool lease operations. The Resorts are the lessees under the lease operation agreements, which provide for the distribution of a percentage of room revenues, as defined, to participating condominium owners. Accordingly, the Company does not bear the expense of financing as well as certain other operating costs of the rental units.

Condominium ownership, simply stated, is a realty subdivision in which the individual “lots” are apartment units. Instead of owning a plot of ground, the condominium owner owns the air space where his condominium unit is located. This leaves substantial properties in interest which are not individually owned, e.g., the underlying land, roadways, parking lots, building foundations, exterior walls and roofs, garden areas, utility lines, et cetera. These areas are termed “common property” or “common elements” and each condominium owner has an undivided fractional interest in such property. The condominium owners at each of the Resorts have established an “Association of Condominium Owners” to administer and maintain such property and to conduct business of the condominium owners, such as maintaining insurance on the real property, upkeep of the structures, maintenance of the grounds, and provisions for certain utilities. The Associations assess fees to defray such expenses and to establish necessary reserves. Such charges, if not timely paid, may constitute a lien upon the separate condominium units. Each condominium owner must pay ad valorem property taxes and assessments for electricity, and to such matters independent of the other unit owners. These expenses would be incurred by owners of condominium units, regardless of an election to participate in the rental pool. With respect to governing the affairs of the Association, which is subject to state statutes, the participating condominium owners are accorded one (1) vote per condominium unit owned.

The percentages of the foregoing revenue components to total revenues are as follows:

	2000	1999	1998

Revenues

Resort facilities	33.3%	35.5%	34.0%

Food and beverage	30.9%	29.4%	27.0%

Golf	25.0%	25.2%	26.7%

Other	10.8%	9.9%	12.3%

Total	100.0%	100.0%	100.0%

The Company hosts more than a thousand conferences and related group meetings each year with its clients coming from a variety of industries, primarily from the central and eastern United States. Accordingly, the loss of a single client or a few clients would have no significant adverse effect on the Company’s business.

The conference-oriented resort business is quite competitive; however, the Company has established itself as a leader in its industry and enjoys an excellent reputation with its clients. Its major competitors are other conference and golf-oriented resorts throughout the country.

The Resorts’ revenues are seasonal, with Innisbrook’s peak season being in the winter and spring and Tamarron’s being in the summer.

The Company has, on average, approximately 1,200 employees (900 at Innisbrook and 300 at Tamarron).

Item 2. Description of Properties

Innisbrook is a condominium resort project situated on approximately 850 acres of land located in the northern portion of Pinellas County, Florida, near the Gulf of Mexico. It is north of Clearwater (approximately 9 miles) and west of Tampa (approximately 20 miles). There are 938 condominium units, 36 of which are strictly residential, with the balance eligible for rental pool participation. Of these 902 eligible units, 550, on average, participate in the rental pool. The resort complex includes 72 holes of golf; practice ranges; three clubhouses with retail golf, food and beverage outlets; three conference and exhibit buildings; five swimming pools; a themed water attraction; a recreation center; tennis/fitness facility and numerous administrative and support structures.

Tamarron is a condominium resort project situated on approximately 730 acres of land located in the northern portion of La Plata County, Colorado. It is north of Durango (approximately 18 miles) and south of Silverton (approximately 28 miles). The property is surrounded on three sides by the San Juan National Forest and is readily accessible via U. S. Highway 550. There are 381 condominium units, all of which are eligible for rental pool participation. Approximately 275 units, on average, participate in the rental pool. The resort complex includes 18 holes of golf; a practice range; an indoor swimming pool/fitness facility; several restaurants and lounges; a conference facility; a tennis complex and numerous administrative and support facilities and structures.

During 1994 and 1995, approximately 24 acres of land at Tamarron were set aside for the Estates at Tamarron residential homesite development. As of this filing, 27 homesites have been sold and closed.

At December 31, 2000, the properties are encumbered by various mortgages totaling $82,142,921. Reference is made to Note 7 of Notes to Consolidated Financial Statements of Golf Host Resorts, Inc. and Subsidiary contained elsewhere in this filing for a more detailed description of these mortgages.

Item 3. Legal Proceedings

The Company, in the normal course of operations, is subject to claims and lawsuits. The Company does not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on the Company’s financial position and results of operations.

The Company has been named as a defendant in a consolidated class action lawsuit wherein the plaintiffs allege a breach of contract in connection with the Rental Pool Master Lease Agreement. The plaintiffs are seeking unspecified damages and a declaratory judgement declaring that the plaintiffs are entitled to participate in the rental pool if one exists and a limitation of golf course access to persons who are either condominium owner members, their accompanied guests, or guests of the resort. Depositions of class members and others, including depositions of prior executives of Golf Host Resorts, have taken place and additional discovery remains. A court date has not been set. As this litigation is in its early stages, the Company is not yet able to determine whether the resolution of this matter will have a material adverse effect on the Company’s financial condition or results of operations although the Company believes it has successful defenses and intends to vigorously defend this action.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s stock is privately held and there is no established market for the stock.

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

Since the security is real estate, no dividends have been paid or will be paid.

Item 6. Selected Financial Data

				191 day period	174 day period
	Year Ended			ended	ended	Year Ended
	December 31,			December 31,	June 23,	December 31,
	2000	1999	1998	1997	1997	1996

Operating revenue	$56,591,669	$59,664,822	$58,184,711	$18,023,753	$31,750,008	$57,710,742

Net income (loss)	$(14,806,630)	$(7,196,907)	$7,822,846	$(5,492,683)	$1,488,116	$1,370,523

Net income (loss) per common share	$(3,012.59)	$(1,490.64)	$1,513.31	$(1,125.15)	$272.98	$222.84

Total Assets	$71,062,144	$86,895,774	$98,807,861	$92,897,633	$—	$53,135,194

Notes Payable	$83,101,297	$84,624,425	$83,436,029	$77,999,163	$—	$28,474,570

Cash dividends per Common share	$—	$—	$—	$—	$—	$—

Item 7. Results of Operations

Guest occupancy during the last three years, measured by room nights, was as follows:

YEAR	ROOM NIGHTS	% CHANGE

2000	164,052	(4.6)

1999	171,940	(2.8)

1998	176,861	11.4

2000 Compared to 1999

For the years ended December 31, 2000, and December 31, 1999, the Company recognized total revenue in the approximate amount of $56,592,000 and $59,665,000, respectively, from the rental of condominium units, sales of food and beverage, golf operations, and auxiliary services. The net reduction in overall revenue in the amount of $3,073,000 or 5.2% results from the reduction in room nights noted above equating to revenue reduction of $2,737,000 compounded by a decrease in average spending per room night in the aggregate of $336,000. Average spending per room night decreased from $347.01 in 1999 to $344.96 in 2000. Room nights at both the Innisbrook and Tamarron properties experienced a reduction from 1999. Innisbrook and Tamarron had approximately 7,300 and 600 fewer room nights, respectively. These decreases reflect the continuing increase in competition within this market segment in addition to a general slow down during 2000 in the hospitality industry. The Company continues to seek ways to identify expanded markets for our product. In addition, the Sales and Marketing department has been restructured to further focus and emphasize the core golf aspects of our properties as a competitive advantage.

Operating expenses and losses on assets held for sale totaled approximately $61,812,000 and $55,970,000 for the year ended December 31, 2000, and December 31, 1999, respectively. This increase of $5,842,000 or 10% is a result of: a decrease in the rental pool distribution of $751,000, which is directly related to the reduced room nights noted above; a reduction in Tamarron’s operating losses of $297,000; decreased Sales and Marketing expenses amounting to $233,000; a reduction in the gain on land sales in the amount of $1,295,000; an increase in depreciation and amortization in the amount of $301,000; a provision for intangible impairment of $7,441,000; an increase in payroll and related expenses of $22,000; and a net decrease in all other expenses such as repairs and maintenance, fertilizers and chemicals, office supplies, housekeeping supplies, etc. in the aggregate of $1,935,000. These reductions were implemented in anticipation of reduced operating revenues for the period. Management continues to focus on cost containment measures directed at protecting the Company’s cash flow position.

Interest, net for the year ended December 31, 2000, was approximately $9,586,000 as compared to $9,219,000 for the year ended December 31, 1999. This $367,000 increase, or 4.0%, results from the increase in payments and accruals relating to the GTA financing amounting to $70,000, an increase in utilization of the account receivable credit line generating an $85,000 increase in expense, a reduction in balances owed to the former shareholders producing $10,000 in reduced interest expense, an increase in interest expense associated with accrued property taxes, short-term affiliate loans, capital leases and financial institution service charges, all in the aggregate of approximately $48,000; and a reduction of interest earnings on affiliate advances in the amount of $174,000.

Effective February 3, 1998, the Company’s election to be treated as a Subchapter S corporation became effective. Subsequent to the 1998 filing period, income taxes are no longer provided for at the Company level.

During 1999, the Company changed its accounting procedures for start-up costs related to the transition from Hilton Hotel Corporation to Westin Hotels and Resorts. This change in accounting policy resulted in a one time write-off of $1,673,000 in 1999.

1999 Compared to 1998

Revenues from resort operations rose from approximately $58,185,000 to $59,665,000. This increase was a result of a 2.5% increase in guest spending; offset by a 2.8% decrease in occupancy.

Operating expense and losses on assets held for sale increased primarily due to reduced gains on land sales at Innisbrook in the amount of $1,295,000. This net increase in expenses was mitigated by management’s efforts to reduce operating expenses across the board and on a net basis held the increase in expenses to approximately $536,000.

The increase in interest expense is primarily attributable to the contractual increase in the GTA interest rate. That change was approximately $1,282,000.

Parent income tax charges decreased from the 1998 amount of $13,473,000 to $0 due to the Company’s change to a Subchapter S Corporation during 1998.

Income Tax Status

Reference is made to the Notes to Consolidated Financial Statements regarding income taxes.

Financial Condition and Liquidity

The Company’s working capital at December 31, 2000, exclusive of assets held for sale, was a deficit of $12,904,000 and the Company’s cash flow from operational sources are currently tight. The Company typically experiences seasonal fluctuation in its net working capital position without significantly impairing its ability to pay trade creditors in a timely manner and satisfy its financial obligations in an orderly fashion. In addition to operational cash flows, the Company anticipates funding its working capital needs through the following sources: available accounts receivable revolving line of credit at Innisbrook amounting to $3,000,000, cash funding by Westin pursuant to the management agreement of up to $2,500,000 per year.

The Company is also working with its primary lender, Golf Trust of America, to re-negotiate the participating mortgage. One alternative being discussed is to implement a debt service obligation consistent with available cash flows generated by operations. Changing this loan repayment structure would create a more manageable cash environment. Although this restructuring has not been finalized, a favorable agreement with Golf Trust of America along this line of re-structuring will substantially improve the Company’s ability to meet its obligations.

As a result of the additional cash sources described above, the Company assesses its liquidity as manageable.

Year 2000 Issue

The Company has carefully reviewed the impact of the Year 2000 issues on its information technology and other electronic systems as well as its vendors and suppliers. It has determined the consequences of its Year 2000 issues did not have and will not have a material impact on either the future operating results or financial condition of the Company.

Item 8. Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

Not applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant

Name / Position	Age	Five-Year Principal Occupation

Merrick R. Kleeman President, Secretary and Director	37	Managing Director, Starwood Capital Group

Jeffrey R. Rosenthal Senior Vice President	49	Chief Operating Officer, Starwood Capital
    Group (April 1997 – present)
Chief Financial Officer, Reyes Holdings
    (February 1996 – April 1997)
Chief Financial Officer, JBM Realty
    Company (December 1987 – February
		1996)

Jerome C. Silvey Senior Vice President	43	Chief Financial Officer, Starwood Capital Group

Keith Wilt Vice President and Treasurer	48	Vice President and Treasurer, Golf Host Resorts, Inc. (August 1999 – Present) Chief Financial Officer, The Suncoast Companies (March 1997 – August 1999) Consultant (January 1995 – March 1997)

All directors and officers serve a one-year term or until their successors are elected.

Item 11. Executive Compensation

All items for Golf Host Resorts, Inc., except those set forth below, have been omitted as not applicable or not required.

Summary Compensation Table

The following table sets forth the remuneration paid, distributed or accrued by Golf Host Resorts, Inc. and its parent, Golf Hosts, Inc., during the three years in the period ended December 31, 2000, to the Company’s executive officers.

				Other	All Other
	Fiscal	Salary and		Annual	Compensation
Name and Principal Position	Year	Commission	Bonus	Compensation	(3)
Golf Host Resorts, Inc.

Merrick R. Kleeman (1)	2000	$—	$—	$—	$—

President	1999	$—	$—	$—	$—

	1998	$—	$—	$—	$—

R. Keith Wilt (1) & (2)	2000	$93,277	$10,000	$—	$—

Vice President and Treasurer	1999	$—	$—	$—	$—

	1998	$—	$—	$—	$—

Richard L. Akin (1) & (3)	2000	$—	$—	$—	$—

Vice President and Treasurer	1999	$—	$—	$—	$—

	1998	$—	$—	$—	$—

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)	Security ownership of certain beneficial owners:

	Name and Address of	Amount Beneficially
Title of Class	Beneficial Owner	Owned	Percent of Class

Golf Host Resorts, Inc.:

Common	Golf Hosts, Inc. 591 W. Putnam Ave. Greenwich, CT 06830	5,000	100%

Golf Hosts, Inc.:

Common	Golf Host Holdings, Inc. 591 W. Putnam Ave. Greenwich, CT 06830	1	100%

(b)	Security ownership of management of the Company in Golf Hosts, Inc. (GHI):

None

(c)	Changes in control:

None

Item 13. Certain Relationships and Related Transactions

(a)	Transactions with Management and Others

GHI charges administrative and other expenses to the Company on the basis of estimated time and expenses incurred as reasonably determined by GHI.

As part of the terms of the management agreement for Innisbrook, Westin guaranteed minimum cash flow to Innisbrook. The terms of the agreement provide that if incentive cash flow, as defined, is less than the minimum annual payment, as defined, for the operating year, Westin will advance Innisbrook the shortage up to $2.5 million with the advance being repayable when the Company has available cash, as defined. In addition, the Company signed an agreement under which Westin will provide 50% of the funding for approved capital expenditures incurred subsequent to the Acquisition in excess of $6 million, plus 50% of capital expenditures in excess of capital reserve requirements on an annual basis, as defined.

(b)	Certain Business Relationships

None

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

\

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

GOLF HOST RESORTS, INC.

By:	/s/ Merrick R. Kleeman	By:	/s/ Keith Wilt

	Merrick R. Kleeman President		Keith Wilt Vice President and Treasurer

Dated: March 30, 2001

Golf Host Resorts, Inc.
and Subsidiary
Financial Statements
December 31, 2000 and 1999

Report of Independent Certified Public Accountants

To the Shareholder and Board of Directors of Golf Host Resorts, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholder’s deficit and of cash flows present fairly, in all material respects, the financial position of Golf Host Resorts, Inc. and subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for start-up costs in 1999.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the notes to the consolidated financial statements, the Company has suffered recurring losses from operations, has negative working capital and has a shareholder’s deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. Additionally, as described in Note 12, subsequent to December 31, 2000, the Company has defaulted under the terms of its debt agreement and is a defendant to a class action lawsuit. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ PricewaterhouseCoopers LLP
Tampa, Florida

March 30, 2001, except for the information in Note 12,
   for which the date is December 26, 2001

Golf Host Resorts, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,

	2000	1999
Assets

Current assets:

Cash	$565,400	$131,440

Restricted cash	1,219,289	318,860

Accounts receivable, net	4,865,607	4,499,990

Other receivables	543,651	907,568

Inventories and supplies	1,606,935	1,755,452

Prepaid expenses and other assets	197,399	132,116

	8,998,281	7,745,426

Assets held for sale	2,435,000	8,634,596

	11,433,281	16,380,022

Intangibles, net	17,376,706	26,994,645

Property and equipment, net	41,768,369	43,205,256

Other assets	483,788	315,851

Total assets	$71,062,144	$86,895,774

Liabilities and Shareholder’s Deficit

Current liabilities:

Accounts payable	$8,614,179	$5,039,225

Line of credit	667,141	2,109,316

Accrued payroll costs	830,072	899,750

Accrued interest	817,047	691,265

Other payables and accrued expenses	3,076,854	3,214,321

Deposits and deferred revenue	3,461,783	2,841,038

Current notes payable	862,058	795,205

Due to related parties	3,572,690	1,994,645

	21,901,824	17,584,765

Notes payable	82,239,239	83,829,220

Other long-term liabilities	7,869,858	5,168,028

Deferred income taxes	1,770,467	1,770,467

Total liabilities	113,781,388	108,352,480

Shareholder’s deficit:

Common stock, $1 par, 5,000 shares authorized, issued and outstanding	5,000	5,000

5.6% cumulative preferred stock, $1 par, 4,577,000 shares authorized, issued and outstanding	4,577,000	4,577,000

Paid-in capital	(13,557,000)	(13,557,000)

Accumulated deficit	(33,744,244)	(12,481,706)

Total shareholder’s deficit	(42,719,244)	(21,456,706)

Total liabilities and shareholder’s deficit	$71,062,144	$86,895,774

The accompanying notes are an integral part of these consolidated financial statements.

Golf Host Resorts, Inc. and Subsidiary

Consolidated Statements of Operations

	Year ended December 31,

	2000	1999	1998
Revenues:

Resort facilities	$18,892,485	$21,194,045	$19,759,350

Food and beverage	17,468,331	17,558,360	15,734,890

Golf	14,131,982	15,008,103	15,561,161

Other	6,098,871	5,904,314	7,129,310

	56,591,669	59,664,822	58,184,711

Costs and operating expenses:

Resort facilities	13,430,355	14,898,705	14,524,110

Food and beverage	10,465,882	11,019,695	10,173,446

Golf	7,403,772	6,994,183	7,105,350

Other	10,710,260	11,240,764	11,285,360

General and administrative	6,043,701	6,796,954	4,963,565

Depreciation and amortization	4,310,973	4,010,448	4,086,832

Provision for intangible impairment	7,441,000	—	—

	59,805,943	54,960,749	52,138,663

Loss on assets held for sale and leased asset	2,006,407	1,008,996	3,294,344

Operating (loss) income	(5,220,681)	3,695,077	2,751,704

Interest, net	9,585,949	9,218,816	8,073,416

Loss before income tax, extraordinary item and cumulative effect of change in accounting principle	(14,806,630)	(5,523,739)	(5,321,712)

Parent income tax charge	—	—	328,828

Loss before extraordinary item and cumulative effect of change in accounting principle	(14,806,630)	(5,523,739)	(5,650,540)

Gain on change in tax status	—	—	13,473,386

Cumulative effect of change in accounting principle	—	(1,673,168)	—

Net (loss) income	(14,806,630)	(7,196,907)	7,822,846

Dividend requirements on preferred stock	256,312	256,312	256,312

Net (loss) income available to common shareholder	$(15,062,942)	$(7,453,219)	$7,566,534

The accompanying notes are an integral part of these consolidated financial statements.

Golf Host Resorts, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholder’s Deficit

	$1 Par Value		5.6% Cumulative			Retained	Total
	Common Stock		Preferred Stock		Paid-in	Earnings	Shareholder's
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Deficit

Balance, December 31, 1998	5,000	$5,000	4,577,000	$4,577,000	$(13,557,000)	$1,940,766	$(7,034,234)

Net loss available to common shareholder	—	—	—	—	—	(7,453,219)	(7,453,219)

Distribution to shareholder	—	—	—	—	—	(6,969,253)	(6,969,253)

Balance, December 31, 1999	5,000	5,000	4,577,000	4,577,000	(13,557,000)	(12,481,706)	(21,456,706)

Net loss available to common shareholder	—	—	—	—	—	(15,062,942)	(15,062,942)

Distribution to shareholder						(6,199,596)	(6,199,596)

Balance, December 31, 2000	5,000	$5,000	4,577,000	$4,577,000	$(13,557,000)	$(33,744,244)	$(42,719,244)

The accompanying notes are an integral part of these consolidated financial statements.

Golf Host Resorts, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Year ended December 31,

	2000	1999	1998
Cash flows from operating activities:

Net (loss) income	$(14,806,630)	$(7,196,907)	$7,822,846

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Provision for bad debts	100,300	100,300	92,100

Depreciation and amortization	4,310,973	4,010,448	4,086,832

Provision for intangible impairment	7,441,000	—	—

Write-off of start-up costs	—	1,673,168	—

Deferred income taxes	—	—	(13,134,558)

Changes in operating assets and liabilities:

(Increases) decreases in:

Restricted cash	(900,429)	386,437	1,533,470

Accounts receivable and other receivables	(697,194)	2,037,319	(2,165,049)

Inventories and supplies	148,517	301,998	(157,852)

Prepaid expenses and other assets	(65,283)	929,552	(377,171)

Increases (decreases) in:

Accounts payable	3,574,954	3,247,051	(2,482,736)

Accrued payroll costs	(69,678)	(303,490)	67,113

Accrued interest	125,782	(6,438)	111,043

Other payables and accrued expenses	(137,467)	(106,027)	(895,478)

Deposits and deferred revenue	620,745	(816,875)	750,441

Due to related parties	1,321,733	1,278,816	3,060,448

Cash provided by (used in) operations	967,323	5,535,352	(1,688,551)

Cash flows from investing activities:

Increases in other assets	(167,937)	(114,296)	(251,810)

Purchases of property and equipment	(1,351,796)	(2,838,892)	(7,823,091)

Decrease in assets held for sale	—	4,049,706	829,007

Additions to note receivable from GHI	—	(662,593)	(1,349,823)

Payments on notes receivable from GHI	—	2,012,416	—

Cash (used in) provided by investing	(1,519,733)	2,446,341	(8,595,717)

Cash flows from financing activities:

Additional borrowings on existing debt	33,028	331,780	5,672,421

Repayment of existing debt	(306,313)	(381,824)	(358,855)

(Repayments) borrowings on line of credit	(1,442,175)	(1,723,127)	3,832,443

Distribution to shareholder	—	(6,969,256)	—

Increases in other long-term liabilities	2,701,830	814,485	1,159,858

Cash provided by (used in) financing	986,370	(7,927,942)	10,305,867

Net increase in cash	433,960	53,751	21,599

Cash, beginning of period	131,440	77,689	56,090

Cash, end of period	$565,400	$131,440	$77,689

Noncash financing and investing activities:

Satisfaction of preferred stock dividend requirement through the intercompany account	$256,312	$256,312	$256,312

Capital lease obligations	$23,270	$1,222,700	$123,300

Dividend of Tamarron to Golf Host II, Inc.	$6,199,596	$—	$—

Settlement with previous owners	$1,249,843	$—	$—

Other information:

Interest paid in cash	$9,015,013	$8,479,738	$8,219,000

The accompanying notes are an integral part of these consolidated financial statements.

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

1.	Organization, Business and Liquidity

Golf Host Resorts, Inc. (the “Company”) owns The Westin Innisbrook Resort (“Innisbrook”) in Tarpon Springs, Florida and for part of 2000, the Sheraton Tamarron Resort (“Tamarron”) in Durango, Colorado (the “Resorts”). The Resorts offer championship quality golf facilities, restaurant and conference facilities, and related resort facilities. A majority of the condominium apartment owners at the Resorts provide their units as resort accommodations under rental pool lease operations.

Golf Host Condominium, Inc. (“GHC”), a wholly owned subsidiary of the Company, was formed on December 1, 1997. GHC’s assets consist of three Innisbrook condominiums previously owned by the Company. A lease agreement between Lost Oaks, L.P., a related party to the Company, and Golf Trust of America, L.P. (“GTA”), the Company’s primary lender, is secured by 89.1 % of the stock of GHC and the stock of Golf Host, Inc. (“GHI”), the parent of the Company. Subsequent to December 31, 2000, GTA shareholders approved a plan of liquidation (Note 12).

On June 23, 1997, TM Golf Hosts, Inc. (“TMGHI”) acquired the Company. The purchase price of the Company was approximately $66,333,000, including assumption of certain liabilities. For financial statement purposes, the acquisition was accounted for as a purchase and accordingly, the purchase price was allocated based upon the fair value of assets and liabilities acquired.

During 2000, the Company released the previous owners from all claims under the Acquisition and the previous owners amended and restated the mortgage note from $4,418,000 to $3,168,000. Terms of the amended mortgage note call for principal payments of $500,000 on June 23, 2001 and $2,668,000 on June 23, 2002. In the event a portion or all of the collateral is sold prior to June 23, 2002, proceeds will be used to pay down the then outstanding mortgage note balance. The write-down under the terms of the amended mortgage note, net of balances due from the previous owners was approximately $655,000, which was recorded as a reduction of intangible assets. Additionally, the previous owners of the Company agreed to release their security interest in Tamarron assets for a security interest in a land parcel at Innisbrook. Subsequent to December 31, 2000, the mortgage note was paid in full (Note 12).

During 2000, the Company dividended the assets and liabilities of Tamarron of approximately $6,200,000, net, to GHI, who contributed them to Golf Host II, Inc., a wholly owned subsidiary of GHI. Concurrently with the dividend of Tamarron, the Company entered into a lease agreement whereby Golf Host II, Inc. (“GH II”) leased Tamarron to the Company. Rent is payable in the amount of $1 per annum and the Company assumes responsibility for Tamarron’s Net Income (Loss), as defined by the lease agreement. Subsequent to December 31, 2000, Tamarron was sold and the Company has no remaining responsibility under the lease and rental pool agreements (Note 12).

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has negative working capital at December 31, 2000 of $12,904,000,

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

exclusive of assets held for sale of $2,435,000, and has incurred losses before income taxes for each of the periods since the Acquisition. Additionally as described in Note 12, subsequent to December 31, 2000, the Company failed to make a scheduled interest payment and has defaulted under the terms of its debt agreement and is a defendant to a class action lawsuit.

Management is presently engaged in discussions with its lender regarding modifications of the existing payment terms under its note payable. In addition, management is developing a plan to increase total resort revenues through targeting guests likely to utilize more resort amenities and is undertaking a review of its operating costs to determine where cost savings can be achieved. Management also expects the Company will need a significant infusion of cash to fund retained operations during the year ended December 31, 2001. The Company has a $3,000,000 line of credit collateralized by Innisbrook’s accounts receivable and anticipates funding current obligations, with the undrawn portions of the available line of credit. The Company also has an agreement with Westin Hotel Company (“Westin”) whereby cash deficiencies, as limited and defined by the agreement, arising from the Innisbrook operation will be temporarily funded by Westin (Note 11).

The Company’s failure to obtain adequate financing and to meet its plan will result in liquidity problems. As a result of these matters, substantial doubt exists about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term highly liquid investments with a purchased maturity of three months or less to be cash equivalents. At December 31, 2000 and 1999, the balance represents cash restricted for capital improvements and cash collected on behalf of the former shareholders.

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

Accounts Receivable

Accounts receivable represents amounts due from resort guests and is net of allowances of $81,000 and $123,000 for doubtful accounts at December 31, 2000 and 1999, respectively.

Inventories and Supplies

The Company records materials and supplies inventories at the lower of first-in, first-out cost or market.

Note Receivable from GHI

At December 31, 1998, approximately $1,350,000 was due to the Company for services under the terms of a $2,500,000 demand note receivable from GHI. The note, dated December 31, 1998, bore interest at 8.5%, was payable monthly in arrears and was due on demand. Effective October 1, 1999, the note receivable was paid. The Company earned interest income of approximately $108,000 and $56,000 for the years ended December 31, 1999 and 1998, respectively.

Assets Held for Sale

During 2000, the Company dividended the assets and liabilities of Tamarron, an asset acquired at acquisition and held for sale. At December 31, 2000, assets held for sale are land parcels at Innisbrook. Subsequent to December 31, 2000, the remaining land parcel included in assets held for sale was sold by the Company (Note 12).

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

Estimated useful
life in years

Land improvements	28 to 30

Buildings	40

Recreational facilities	30

Machinery and equipment	10 to 15

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

Other Assets

Other assets consist of costs incurred in conjunction with refurbishment of condominium units provided as resort accommodations under the rental pool lease operations. As of December 31, 1999, other assets also included amounts due from the former shareholders related to working capital differences at Acquisition. In accordance with the revised MLA (Note 12), the Company is reimbursed for a portion of the costs incurred by individual condominium owners upon completion of the refurbishment project. The Company will amortize its costs incurred over the term of the revised MLA upon completion of the refurbishment project. As of December 31, 1998, other assets also consisted of start-up costs associated with the change in management of Innisbrook to Westin and were being amortized over a five-year term. During 1999, the start-up costs were written off (Note 3).

Long-Lived Assets

FAS 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of ” requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the discounted cash flows.

Intercompany Allocations and Advances

The Company reimburses GHI for administrative and other expenses based on estimated time and expenses incurred. Amounts charged were approximately $203,000, $514,000 and $321,000, for the years ended December 31, 2000, 1999 and 1998, respectively, of which $60,000 were payable to GHI at December 31, 2000 and 1999.

During 1999, the Company provided services to Lost Oaks, L.P., an affiliated company, including payroll, accounting, purchasing and cash management. The Company was reimbursed for these services at approximately cost under the terms of a note receivable from GHI that was paid in full in 1999 (Note 2).

Revenue

Revenue from resort operations is recognized as the related service is performed. Revenue includes rental revenues from condominium units owned by third parties participating in the rental pool lease operations. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, interest, real estate taxes and maintenance would have been incurred. Instead, costs and operating expenses include distributions of approximately $7,362,000, $8,102,000 and $7,601,000 for the years ended December 31, 2000, 1999 and 1998, to the rental pool participants, respectively.

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

Interest, Net

The Company’s cash management policy is to utilize cash resources to minimize net interest expense, through either temporary cash investments or reductions in existing interest-bearing obligations. Accordingly, temporary cash investments and interest income vary from period to period. Interest expense is net of interest income of approximately $6,700, $6,500 and $140,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Employee Benefit Plans

GHI maintains a defined contribution Employee Thrift and Investment Plan (the “Plan”) which provides retirement benefits for all eligible employees who have elected to participate. Employees must fulfill a 90-day service requirement to be eligible. The Company currently matches one half of the first 6% of an employee’s contribution. Company contributions approximated $215,000, $212,000 and $188,000, for the years ended December 31, 2000, 1999 and 1998, respectively, and are fully funded.

Reclassifications

Certain prior year balances have been reclassified to conform with current year presentation.

3.	Accounting Change

In 1999, the Company adopted Accounting Standards Executive Committee Statement of Position 98-5 (“SOP 98-5”), “Reporting on the Costs of Start-Up Activities,” effective for fiscal years beginning after December 15, 1998. Previously, the Company capitalized start-up costs and amortized these costs over a five-year useful life. In accordance with SOP 98-5, the Company expensed these costs amounting to $1,673,168 to operations during 1999. The initial application of SOP 98-5 has been reported as a cumulative effect of a change in accounting principle in the consolidated financial statements.

4.	Property and Equipment

Property and equipment consists of the following:

	December 31,

	2000	1999
Land and land improvements	$6,405,463	$6,318,054

Buildings	11,904,743	11,965,802

Golf courses and recreational facilities	16,542,399	16,542,399

Machinery and equipment	9,681,713	9,999,680

Capital leases	1,385,565	1,362,295

Construction in progress	2,477,380	1,323,975

	48,397,263	47,512,205

Less accumulated depreciation	(6,628,894)	(4,306,949)

	$41,768,369	$43,205,256

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

Construction in progress (“CIP”) consists of costs incurred while constructing resort amenities. Interest costs of approximately $80,000 and $147,000 were capitalized to CIP for the years ended December 31, 2000 and 1999, respectively.

Depreciation expense of approximately $2,789,000, $2,458,000, and $2,086,000 were recorded for the years ended December 31, 2000, 1999 and 1998, respectively.

5.	Intangible Assets

Resulting from the Acquisition, a resort intangible of approximately $30,400,000, relating to acquiring an operating resort property with an existing rental pool agreement, was recorded and is being amortized on a straight-line basis over 20 years. Amortization expense for all intangible assets was approximately $1,522,000, $1,553,000 and $2,001,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

During the year ended December 31, 2000, the Company recorded a provision for intangible impairment of approximately $7,441,000. The Company has experienced significant changes in business and market conditions, which has led to declines in the results of operations and the number of participants in the rental pool. As a result, the Company concluded that impairment had occurred. An impairment charge was required because estimated fair value of the intangible was less than its carrying value.

6.	Other Accounts Payable and Accrued Expenses

Other accounts payable and accrued expenses consist of the following:

	December 31,

	2000	1999
Rental pool lease distribution	$1,576,517	$1,677,601

Taxes, other than income taxes	1,030,411	966,384

Other	469,926	570,336

	$3,076,854	$3,214,321

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

7.	Line of Credit and Notes Payable

	December 31,

	2000	1999
Line of credit

Revolving line of credit limited to a percentage of qualifying accounts receivable with interest at the prime rate plus 0.75% (10.25% at December 31, 2000); the loan matures on October 8, 2004	$667,141	$2,109,316

Notes payable

Participating mortgage note at varying pay rates maturing in 2027	$69,975,000	$69,975,000

$9,000,000 participating mortgage note credit facility	9,000,000	9,000,000

Mortgage note at 6.34%, maturing in 2002	3,167,921	4,417,764

Capital leases ranging from 1.89% to 17.37%	958,376	1,231,661

	83,101,297	84,624,425

Less current maturities	862,058	795,205

	$82,239,239	$83,829,220

The Company has an accounts receivable line of credit with a financial institution which matures in October 2004. At December 31, 2000 and 1999, approximately $2,313,000 and $770,000 was available under the $3,000,000 accounts receivable line of credit, net of $20,000 and $121,000 in letters of credit.

Concurrent with the Acquisition, the Company obtained a $78,975,000 note payable from GTA. The note payable has two components: a $69,975,000 participating mortgage note and a $9,000,000 credit facility. The note payable is secured by substantially all assets other than Innisbrook’s accounts receivable and is guaranteed by GHI. The agreement defines Tamarron, undeveloped land at Innisbrook, unpledged GTA shares, or the proceeds of the sale of any of those as Additional Collateral.

The note payable agreement stipulates that Additional Collateral will be released when the ratio of Innisbrook’s Net Operating Income equals or exceeds a ratio to Debt Service, as defined. For the year ended December 31, 1998 the release ratio was met, and accordingly, Additional Collateral of $4,956,837 was released as security during 1999. The release ratio was not met for the years ended December 31, 2000 and 1999.

The participating mortgage note was used to finance the Company’s Acquisition and the purchase of GTA stock. The participating mortgage note calls for initial annual interest payments of $6,739,063 with an annual 5% increase in the interest payment commencing January 1, 1998 (prorated to 2.616% for 1998) and continuing each year through 2002. Interest, payable monthly, has been recorded using the effective interest method. The effective interest rate is approximately 11.5% over the life of the note payable. In addition, the participating mortgage note calls for

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

participation payments based upon levels of revenue, as defined, of the Innisbrook property (“Participating Interest”). The Participating Interest incurred by the Company was $0, $0 and $243,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Principal on the GTA note payable is due at maturity on June 23, 2027. Upon expiration or earlier termination of the participating mortgage note, GTA has the option to purchase Innisbrook at fair market value.

The $9,000,000 credit facility bears interest initially at a 9.75% fixed rate with an annual 5% interest escalator commencing January 1, 1998 (11.03%, 10.51% and 10.01% for the years ended December 31, 2000, 1999 and 1998, respectively) and continuing each year through 2002. As of December 31, 2000, the Company has drawn the full $9,000,000 available under this facility.

The Company incurred interest expense of $9,227,000, $9,005,000 and $7,767,000 on the GTA note payable during the years ended December 31, 2000, 1999 and 1998 of which $3,838,000 and $3,359,000 was payable at December 31, 2000 and 1999. Accrued interest of $718,500 represents interest payable during the next fiscal year. The balance of accrued interest is included in other long-term liabilities and results from the effective interest method discussed above.

The Company obtained a $5,000,000 mortgage note on June 20, 1997, collateralized by certain assets at Innisbrook, from the previous owners as a part of the acquisition. The note bears interest at a fixed rate of 6.34% with interest payable quarterly. The Company incurred interest expense of $240,000, $291,000 and $340,000 for the years ended December 31, 2000, 1999 and 1998, of which $6,100 and $8,400 was payable at December 31, 2000 and 1999. Subsequent to December 31, 2000, the mortgage note was paid (Note 12).

The Company has leased property under capital leases expiring in 2003. Principal payments under the leases are payable as follows: 2001 — $362,000; 2002 — $558,000 and 2003 — $39,000.

As a condition under the note payable agreement with GTA, the Company acquired 159,326 common shares of Golf Trust of America, Inc. (the 100% owner of GTA) and 274,000 Operating Partnership Units (“OPUs”) in GTA for $8,975,000 with an option to acquire for $26 per unit 150,000 additional OPUs. The note payable agreement restricts the Company’s ability to sell its investments in GTA until certain Company operating results, as defined, are attained. The Company distributed its GTA investment to its parent upon acquisition. In 1998, GHI sold 65,000 of the common shares. The proceeds from the sale of $2,253,000 were held by GTA as Additional Collateral in accordance with the terms of the note payable and were released to GHI during 1999. Subsequent to December 31, 2000, GTA shareholders approved a plan of liquidation (Note 12).

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

8.	Income Taxes

On April 17, 1998, the Company filed an election with the Internal Revenue Service to change its tax status to a Qualified Subchapter S Subsidiary effective February 3, 1998. As a result of this election, all applicable deferred tax liabilities have been removed from the balance sheet and reflected as an extraordinary item in the consolidated statements of operations. The remaining deferred tax liability represents the estimated liability for taxes to be paid on built-in gains associated with the planned sale of assets within the statutory 10-year period from Acquisition.

No valuation allowance is provided on deferred tax assets as management believes it is more likely than not that such assets will be realized upon sale of its assets held for sale. Under the Internal Revenue Code, if certain substantial changes in the Company’s ownership occur, there are annual limitations on utilization of loss carryforwards.

	December 31,

	2000	1999
Deferred income taxes consist of the following:

Deferred income tax asset:

Net operating loss	$1,113,700	$1,113,700

Deferred income tax liability:

Basis difference in property and intangible assets	(2,884,167)	(2,884,167)

Total deferred income tax liability	$(1,770,467)	$(1,770,467)

Prior to the Qualified Subchapter S Subsidiary election, the provision for income taxes consisted of the following:

For the 33-day
period ended
February 2,
1998
Charges to operations:
Current income tax (benefit) expense	$—

Federal	—

State	—

—

Deferred income tax expense (benefit):

Federal	280,711

State	48,117

328,828

Total income tax expense (benefit)	$328,828

The following table reconciles total income tax expense (benefit) to an amount produced by multiplying pretax income by the 37.5% blended federal and state statutory rate.

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

For the 33-day
period ended
February 2,
1998
Tax computed at the federal statutory rate	$287,694

Increase (decrease) in tax from:

State income taxes, net	30,716

Meals and entertainment	10,418

Total income tax expense (benefit)	$328,828

The Company filed a consolidated tax return with related parties for the period ended February 2, 1998. Tax expense or benefit was allocated based on the consolidated group’s tax sharing agreement.

9.	Tamarron’s Results of Operations

As defined in Note 1, the Company assumes responsibility for the Net Income (Loss) of Tamarron under the terms of the lease agreement between the Company and Golf Host II, Inc. for the period of lease inception through December 31, 2000, the Net Income (Loss) is as follows and is included in loss on assets held for sale and leased asset in the statement of operations:

For the 203-day
period ended
December 31, 2000
Revenue:

Hotel	$2,280,871

Food and beverage	1,472,584

Golf	1,271,125

Other	1,012,459

6,037,039

Costs & operating expense:

Hotel	886,966

Food & Beverage	1,143,930

Golf	561,612

Other	1,799,372

General and administrative	2,471,298

Interest expense	47,181

6,910,359

Net loss	$(873,320)

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

10.	Commitments and Contingencies

Rental Pool Distribution

The Company offered, effective January 1, 1998, a separate Guaranteed Distribution Master Lease Agreement (“GMLA”) to Innisbrook participants. Among other things, the GMLA provides for an equal sharing between the Company and Innisbrook participants of Adjusted Gross Revenues and includes as deductions from the Gross Income Distribution, as defined, a 5.5% Management Fee and a 3% Marketing Fee. The Company has also guaranteed that distributions will not be less than an amount which approximates the 1996 Gross Income Distribution, as prorated based upon Weighted Days Pool Participation, as defined. For the years ended December 31, 2000 and 1999, no amounts were paid under the guarantee. The GMLA has a noncancelable term through 2011 with an annual rental pool participation election by individual unit owners. Subsequent to December 31, 2000, a revised MLA was presented to the rental pool participants, effective January 1, 2002 (Note 12).

Legal

The Company, in the normal course of operations, is subject to claims and lawsuits by employees, guest, and vendors. The Company does not believe that the ultimate resolution of these matters will materially impair operations or have an adverse effect on the Company’s financial position and results of operations.

11.	Westin Agreements

Westin became manager of Innisbrook effective July 15, 1997, for a 20-year term unless terminated earlier. Westin receives annual management fees, based on revenues of Innisbrook, and certain cost reimbursements. Westin’s management fee amounted to $885,000, $893,000 and $853,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Westin management agreement requires the Company to maintain a capital replacement fund based on a percentage of gross revenues. The Company contributed $2,292,000 and $2,295,000 for the years ended December 31, 2000 and 1999, respectively. At December 31, 2000 and 1999, the capital replacement fund has a balance of $971,000 and $82,000 and is included in restricted cash in the accompanying consolidated balance sheets.

In April 1998, the Company signed an agreement under which Westin will provide 50% of the funding for approved capital expenditures incurred subsequent to the Acquisition in excess of the annual capital replacement fund requirements defined above in addition to providing 50% of the funding for the initial capital requirements over $6,000,000, as defined.

Additionally, under the terms of the Innisbrook management agreement, Westin guarantees a minimum cash flow to Innisbrook. The agreement provides that if Incentive Cash Flow, as defined, is less than the Minimum Annual Payment, as defined, for the operating year, then Westin will fund a non-interest bearing advance to Innisbrook for the shortage up to $2,500,000, with the advance being repayable when the Company has Available Cash, as defined.

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

Amounts payable to Westin of $9,073,000, and $4,795,000 in the aggregate as of December 31, 2000 and 1999, include management fees, amounts advanced under the terms of the guarantee, and certain cost reimbursements and are included in accrued expenses and other long-term liabilities, as applicable.

12.	Subsequent Events

On May 4, 2001, the Company sold the remaining land parcel at Innisbrook included in assets held for sale as of December 31, 2000 for $4,578,000. Net proceeds of $3,929,000 were distributed by the Company to its shareholder.

On May 22, 2001, GTA, the lender on the $78,975,000 note payable, announced that its shareholders approved a plan for its liquidation. The impact of GTA’s plan of its liquidation on the Company, if any, is uncertain. Additionally, the Company was informed by GTA on November 29, 2001 that the Company is in default on the $78,975,000 note payable with GTA arising from the Company’s failure to pay the October 2001 interest payment. GTA has asserted its right to accelerate payment of the total outstanding principal amounts. The Company is currently discussing with GTA a possible restructuring of the terms of the note payable. However, no agreement has been reached.

On November 19, 2001, GH II, an affiliated company and lessor of Tamarron, sold Tamarron for $9,500,000. A portion of the proceeds were used to settle the remaining balance due under the $5 million mortgage note from the previous owners, which will be accounted for as a capital contribution to the Company.

The Company has been named as a defendant in a consolidated class action lawsuit whereby the plaintiffs allege a breach of contract in connection with the Rental Pool Master Lease Agreement. The plaintiffs are seeking unspecified damages and a declaratory judgment declaring that the plaintiffs are entitled to participate in the rental pool if one exists and a limitation of golf course access to persons who are either condominium owners, members, their accompanied guests, or guests of the resort. Depositions of class members and others, including depositions of prior executives of Golf Host Resorts, have been taken and additional discovery remains. A court date has not been set. As this litigation is still in its early stages, the Company is not yet able to determine whether the resolution of this matter will have a material adverse effect on the Company’s financial condition or results of operations although the Company believes it has successful defenses and intends to vigorously defend this action.

A revised MLA (“Revised MLA”) has been presented to the rental pool participants, effective January 1, 2002, resulting from the expiration of the existing MLA between the Company and rental pool participants under the existing MLA on December 31, 2001. On an annual basis, beginning in 2002, each condominium owner will elect to participate in either the Revised MLA or the GMLA. As of December 26, 2001, 605 rental units have elected participation in the Revised MLA and 13 in the GMLA. The Revised MLA provides for Adjusted Gross Revenues, as defined, to be divided 40% to the Innisbrook rental pool participants and 60% to the Company. In addition, the Company has agreed as part of the Revised MLA, to reimburse participants in the Revised MLA for up to 50% of actual unit refurbishment costs. If the company proves unsuccessful in its defenses in the class action lawsuit, any rental pool participant who elects, subject to the Revised MLA, will forego reimbursement by the Company for renovations equal to their pro-rata amount of the class action settlement proceeds.

On October 3, 2001, the FASB issued FASB Statement No. 144 (“FAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 excludes goodwill from its scope and, therefore, eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not completed the process of evaluating the impact that will result from adopting FAS 144.

Report of Independent Certified Public Accountants

To Golf Host Resorts, Inc. and the Lessors of the
Innisbrook Rental Pool Lease Operation

In our opinion, the accompanying balance sheets and the related statements of operations and of changes in participants’ fund balance present fairly, in all material respects, the financial position of the Innisbrook Rental Pool Lease Operation at December 31, 2000 and 1999, and the results of its operations and the changes in participants’ fund balance for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the rental pool’s operators; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 of the notes to financial statements, the Innisbrook Rental Pool Lease Operation is party to lease agreements with an affiliated entity, whose ability to continue as a going concern is in substantial doubt.

/s/ PricewaterhouseCoopers LLP
Tampa, Florida

March 30, 2001, except for the information in Note 5
         for which the date is December 26, 2001

Innisbrook Rental Pool Lease Operation

Balance Sheets — Distribution Fund

	December 31,
	2000	1999
Assets

Receivable from Golf Host Resorts, Inc. for distribution	$1,579,097	$1,677,827

Interest receivable from Maintenance Escrow Fund	45,643	67,667

	$1,624,740	$1,745,494

Liabilities and Participants’ Fund Balance

Due to participants for distribution	$1,285,558	$1,406,654

Due to Maintenance Escrow Fund	339,182	338,840

Participants’ fund balance	—	—

	$1,624,740	$1,745,494

The accompanying notes are an integral part of these financial statements.

Innisbrook Rental Pool Lease Operation

Balance Sheets — Maintenance Escrow Fund

	December 31,
	2000	1999
Assets

Cash and cash equivalents	$1,472,396	$893,477

Short-term investments	1,045,000	3,705,000

Construction in progress	11,484	2,435,821

Receivable from Distribution Fund	339,182	338,840

Carpet care receivable	—	13,280

Interest receivable	27,301	82,429

	$2,895,363	$7,468,847

Liabilities and Participants’ Fund Balance

Accounts payable	$760,544	$379,834

Construction retainage	154,419	—

Interest payable to Distribution Fund	45,643	67,667

Carpet reserve	4,856	—

Participants’ fund balance	1,929,901	7,021,346

	$2,895,363	$7,468,847

The accompanying notes are an integral part of these financial statements.

Innisbrook Rental Pool Lease Operation

Statements of Operations — Distribution Fund

	For the year ended December 31,

	2000	1999	1998
Gross revenues	$18,551,171	$20,563,724	$19,484,376

Deductions:

Agents’ commissions	898,800	1,189,691	775,083

Credit card fees	124,314	153,233	173,718

Audit fees	13,000	13,000	13,000

	1,036,114	1,355,924	961,801

Adjusted gross revenues	17,515,057	19,207,800	18,522,575

Management fee	(8,727,226)	(9,570,271)	(9,223,148)

Gross income distribution	8,787,831	9,637,529	9,299,427

Adjustments to gross income distribution:

Management fee	(962,083)	(1,065,487)	(998,760)

Marketing fee	(524,772)	(581,174)	(544,778)

Miscellaneous pooled expenses	(73,619)	(98,886)	(88,870)

Corporate complimentary occupancy fees	49,264	35,305	32,984

Westin Associate room fees	77,678	59,927	23,366

Payment under guarantee	—	—	10,918

Occupancy fees	(1,628,544)	(1,713,493)	(1,776,640)

Advisory Committee expenses	(38,806)	(29,242)	(29,933)

Net income distribution	5,686,949	6,244,479	5,927,714

Adjustments to net income distribution:

Occupancy fees	1,628,544	1,713,493	1,776,640

Hospitality suite fees	217	324	134

Greens fees	8,596	9,753	12,588

Additional participation credits	2,910	3,720	5,100

Amount available for distribution to participants	$7,327,216	$7,971,769	$7,722,176

The accompanying notes are an integral part of these financial statements.

Innisbrook Rental Pool Lease Operation

Statements of Changes in Participants’ Fund Balance — Distribution Fund

	For the year ended December 31,

	2000	1999	1998
Balance, beginning of year	$—	$—	$—

Additions:

Amounts available for distribution to participants	7,327,216	7,971,769	7,722,176

Interest earned from Maintenance Escrow Fund	207,604	174,805	92,721

Reductions:

Amounts withheld for Maintenance Escrow Fund	(1,450,443)	(1,547,718)	(1,580,182)

Amounts accrued or paid to participants	(6,084,377)	(6,598,856)	(6,234,715)

Balance, end of year	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Innisbrook Rental Pool Lease Operation

Statements of Changes in Participants’ Fund Balance — Maintenance Escrow Fund

	For the year ended December 31,

	2000	1999	1998
Balance, beginning of year	$7,021,346	$2,505,110	$1,901,616

Additions:

Amounts withheld from occupancy fees	1,450,443	1,526,064	1,580,182

Interest earned	207,604	174,805	92,721

Charges to participants to establish or restore escrow balances	424,020	4,815,118	198,492

Reductions:

Maintenance charges	(635,188)	(1,340,680)	(941,153)

Refurbishment Phase 1	(5,523,364)	—	—

Carpet care reserve deposit	(73,831)	(57,487)	(35,533)

Interest accrued or paid to Distribution Fund	(207,604)	(174,805)	(92,721)

Refunds to participants due under Lease Agreements	(733,525)	(426,779)	(198,494)

Balance, end of year	$1,929,901	$7,021,346	$2,505,110

The accompanying notes are an integral part of these financial statements.

Innisbrook Rental Pool Lease Operation

Notes to Financial Statements

1.	Rental Pool Lease Operation and Rental Pool Lease Agreements

Organization and Operations

The Innisbrook Rental Pool Lease Operation (the “Rental Pool”) consists of condominiums at the Westin Innisbrook Resort (“Innisbrook”) which are provided as resort accommodations by their owners. The condominium owners (“Participants”) have entered into Annual Rental Pool Lease Agreements (“ALAs”) and either a Master Lease Agreement (“MLA”) or, effective January 1, 1998, a Guaranteed Distribution Master Lease Agreement (“GMLA”), which define the terms and conditions related to each ALA with Golf Host Resorts, Inc. (“GHR”), the lessee of the Rental Pool. The MLA, GMLA and ALAs are referred to collectively as the “Agreements.” The ALAs expire at the end of each calendar year and the MLA and GMLA will remain in effect through December 31, 2001 and December 31, 2011, respectively. At December 31, 2000, 80 condominium owners had elected to participate in the MLA while 690 had elected to participate in the GMLA.

The Rental Pool consists of two funds: the Distribution Fund and the Maintenance Escrow Fund. The Distribution Fund balance sheets primarily reflect amounts receivable from GHR for the Rental Pool distribution payable to Participants and amounts due to the Maintenance Escrow Fund. The operations of the Distribution Fund reflect Participants’ earnings in the Rental Pool. The Maintenance Escrow Fund reflects the accounting for certain escrowed assets of the Participants and, therefore, has no operations. It consists primarily of amounts escrowed by Participants or due from the Distribution Fund to meet escrow requirements, fund the carpet care reserve and maintain the interior of the unit.

GHR, the lessee of the Rental Pool, has experienced recurring net losses and working capital deficiencies, which creates substantial doubt about GHR’s ability to continue as a going concern. The continuation of the Rental Pool lease agreement is contingent upon the continuation of operations of Innisbrook. GHR is presently evaluating its financial position and plans to obtain adequate financing for the continuity of its operations and funding of its current obligations

Computation and Allocation of Earnings

Under the GMLA, Participants and GHR share equally in Adjusted Gross Revenues, while GHR receives as deductions from the Gross Income Distribution a 5.5% Management Fee, a 3% Marketing Fee and Miscellaneous Pooled Expenses comprised of linen and other pooled expenses. The GMLA guarantees Rent (Net Income Distribution plus Occupancy and Hospitality Suite Fees) will not be less than an amount which approximates the 1996 Gross Income Distribution, as prorated based upon Weighted Days Pool Participation, as defined. In 2000 and 1999, no amounts were paid under the guarantee. The GMLA also guarantees a noncancelable term through 2011 with an annual rental pool participation election.

Under the MLA, Participants and GHR share Adjusted Gross Revenues in accordance with the terms of the Agreements. Adjusted Gross Revenues consist of revenues earned from rental of condominiums, net of agents’ commissions, credit cards fees and audit fees. GHR receives a Management Fee equal to 47% of Adjusted Gross Revenues. Each Participant receives a fixed Occupancy Fee, based on apartment size, for each day of occupancy. After allocation of Occupancy Fees, the balance of Adjusted Gross Revenues, net of the Management Fee and

Innisbrook Rental Pool Lease Operation

Notes to Financial Statements

adjustments, is allocated proportionately to Participants, based on the Participation Factor as defined in the Agreements.

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

Maintenance Escrow Fund Accounts

The MLA and GMLA provide that 75% and 90%, respectively, of the Occupancy Fees earned by each Participant are deposited in the Participant’s Maintenance Escrow Fund account. This account provides funds for payment of amounts which are due from Participants under the Agreements for maintenance and refurbishment services. Under the MLA, when the balance of the Participant’s Maintenance Escrow Fund account exceeds 75% of the defined furniture replacement value, the excess is refunded to the Participant upon their election. Should a Participant’s balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to an adequate level. The GMLA provides for an Occupancy Fee deposit into the Participant’s Maintenance Escrow Fund account until the balance in the account equals the total anticipated charges for maintenance, repair and refurbishing of the condominium.

Under the MLA and GMLA, a percentage of the Occupancy Fees are deposited into the carpet care reserve in the Maintenance Escrow Fund which will bear the expenses of carpet cleaning for all Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually. The amounts expended for carpet care were $56,000, $68,000, and $66,000 for 2000, 1999 and 1998, respectively. These expenditures were in excess of the carpet care reserve for 2000 and 1999.

GHR places the maintenance escrow funds on behalf of the participants as instructed by the Lessors’ Advisory Committee and in compliance with restrictions in the Agreements. The Lessors’ Advisory Committee consists of nine Participants elected to advise GHR in Rental Pool matters. Income earned on these investments is allocated proportionately to Participants’ Maintenance Escrow Fund accounts and paid quarterly through the Distribution Fund. Included in cash and cash equivalents at December 31, 2000 are certificates of deposit of $760,000 at cost, maturing between January 2001 and March 2001, and bearing interest at rates from 6.2% to 6.3%, with the remainder held in a money market account. Included in short-term investments at

Innisbrook Rental Pool Lease Operation

Notes to Financial Statements

December 31, 2000 are certificates of deposit of $1,045,000 at cost, maturing between February 2001 and August 2001, and bearing interest at rates from 6.2% to 6.85%.

Construction in progress and refurbishment includes costs incurred in conjunction with the condominium refurbishment project authorized by the Participants of the Rental Pool. The refurbishment project is expected to be completed within the next two years.

2.	Summary of Significant Accounting Policies

Basis of Accounting

The accounting records of the funds are maintained on the accrual basis of accounting.

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

3.	Affiliate Owned Condominiums

Golf Host Condominium, Inc., a wholly owned subsidiary of GHR, owns three condominiums. Its condominiums participated in the Rental Pool under the GMLA in the same manner as all others.

4.	Commitments and Contingencies

Hilton Hotels Corporation (“HHC”) managed Innisbrook from April 1993 to July 15, 1997, at which time the management was changed to Westin Hotel Company. In connection with the HHC agreement, HHC funded certain special projects and property improvements, including installation of life-safety equipment in condominium units participating in the Rental Pool and related common areas. Separately, the Rental Pool agreed to reimburse GHR the cost of installing the life-safety equipment, including reimbursements to condominium apartment owners for previously installed equipment, in an amount equal to $1,779,000, plus interest at 7.75% per annum for no more than five years on each related draw thereunder. Payments were required for years in which the Amount Available for Distribution to Participants exceeded $7,375,000 in an amount equal to 50% of such excess. Participants withdrawing from the Rental Pool for any reason, other than a sale, before the obligation to GHR had been fully repaid were required to immediately pay their proportionate share of the unpaid balance. In 1996 and 1995, repayment requirements of $362,593 and $150,036, respectively, resulted, yielding a balance of $1,591,341. Under the terms of the related agreement, the Rental Pool was not obligated to reimburse GHR if the management agreement between HHC and GHR was terminated. Therefore, effective with

Innisbrook Rental Pool Lease Operation

Notes to Financial Statements

the July 15, 1997 change in management, the obligation of the Rental Pool to continue to make reimbursements ceased. The former shareholders of GHR retained all notes receivable, including the amount due from the Rental Pool, and have disputed the termination. The outcome of this matter is uncertain at this time. GHR is holding $240,000 in escrow as potential payments to the former shareholders pending resolution of this matter.

5.	Subsequent Events

Effective January 1, 2002, the Company will replace the MLA, which expires on December 31, 2001, with a revised Master Lease Agreement (“Revised MLA”). The Revised MLA provides for Adjusted Gross Revenues, as defined, to be divided 40% to the Innisbrook participants and 60% to the Company.

Report of Independent Certified Public Accountants

To Golf Host Resorts, Inc. and the Lessors of the
Tamarron Rental Pool Lease Operation

In our opinion, the accompanying balance sheets and the related statements of operations and of changes in participants’ fund balance present fairly, in all material respects, the financial position of the Tamarron Rental Pool Lease Operation at December 31, 2000 and 1999, and the results of its operations and the changes in participants’ fund balance for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the rental pool’s operators; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Sheraton Tamarron Resort was sold on November 19, 2001 to an unaffiliated entity who assumed all responsibility under the Tamarron Rental Pool Lease Operation.

/s/ PricewaterhouseCoopers LLP
Tampa, Florida

March 30, 2001, except for the information in Note 1
    for which the date is December 26, 2001

Tamarron Rental Pool Lease Operation

Balance Sheets — Distribution Fund

	December 31,

	2000	1999
Assets

Cash	$1,000	$1,000

Receivable from Golf Host Resorts, Inc. for distribution	181,539	132,557

Interest receivable from Maintenance Escrow Fund	1,549	2,195

	$184,088	$135,752

Liabilities and Participants’ Fund Balance

Due to participants for distribution	$152,957	$93,415

Due to Maintenance Escrow Fund	31,131	42,337

Participants’ fund balance	—	—

	$184,088	$135,752

The accompanying notes are an integral part of these consolidated financial statements.

Tamarron Rental Pool Lease Operation

Balance Sheets — Maintenance Escrow Fund

	December 31,

	2000	1999
Assets

Cash and cash equivalents	$129,635	$125,514

Due from Distribution Fund	31,131	42,337

Inventory:

Linen	16,496	26,832

Materials and supplies	7,306	9,950

Deposits	6,292	—

	$190,860	$204,633

Liabilities and Participants’ Fund Balance

Accounts payable	$14,597	$14,100

Interest payable to Distribution Fund	1,549	2,195

Participants’ fund balance	174,714	188,338

	$190,860	$204,633

The accompanying notes are an integral part of these consolidated financial statements.

Tamarron Rental Pool Lease Operation

Statements of Operations — Distribution Fund

	For the year ended December 31,

	2000	1999	1998
Gross revenues	$3,098,682	$3,385,651	$3,225,267

Deductions:

Agents’ commissions	78,378	95,409	115,790

Sales and marketing expenses	232,401	253,924	241,895

Audit fees	13,000	13,000	13,000

	323,779	362,333	370,685

Adjusted gross revenues	2,774,903	3,023,318	2,854,582

Management fee	(1,458,618)	(1,511,659)	(1,427,291)

Gross income distribution	1,316,285	1,511,659	1,427,291

Adjustments to gross income distribution:

Corporate complimentary occupancy fees	3,794	2,236	2,611

Occupancy fees	(311,856)	(317,383)	(317,350)

Designated items	(44,827)	(103,558)	(90,950)

Advisory Committee expenses	(6,044)	(8,684)	(11,226)

Pooled income	957,352	1,084,270	1,010,376

Adjustments to pooled income:

Hospitality suite fees	—	—	—

Occupancy fees	311,856	317,383	317,350

Net income distribution	$1,269,208	$1,401,653	$1,327,726

The accompanying notes are an integral part of these consolidated financial statements.

Tamarron Rental Pool Lease Operation

Statements of Changes in Participants’ Fund Balance — Distribution Fund

	For the year ended December 31,

	2000	1999	1998
Balance, beginning of year	$—	$—	$—

Additions:

Amounts available for distribution	1,269,209	1,401,654	1,327,727

Interest earned from Maintenance Escrow Fund	4,364	2,195	1,103

Reductions:

Amounts withheld for Maintenance Escrow Fund	(155,935)	(158,700)	(158,683)

Amounts accrued or paid to participants	(1,117,638)	(1,245,149)	(1,170,147)

Balance, end of year	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Tamarron Rental Pool Lease Operation

Statements of Changes in Participants’ Fund Balance — Maintenance Escrow Fund

	For the year ended December 31,

	2000	1999	1998
Balance, beginning of year	$188,338	$174,111	$165,522

Additions:

Amounts withheld from occupancy fees	155,935	158,700	158,682

Interest earned	4,364	2,195	1,103

Reimbursement of designated items	44,827	103,559	90,950

Charges to participants to establish or restore escrow balances	230,778	74,372	375,597

Reductions:

Maintenance and inventory charges	(366,945)	(190,025)	(254,270)

Refurbishing charges	—	5,447	(254,907)

Interest accrued or paid to Distribution Fund	(4,364)	(2,195)	(1,103)

Designated items	(44,827)	(103,559)	(90,950)

Refunds to participants as prescribed by Master Lease Agreement	(33,392)	(34,267)	(16,513)

Balance, end of year	$174,714	$188,338	$174,111

The accompanying notes are an integral part of these consolidated financial statements.

Tamarron Rental Pool Lease Operation

Notes to Financial Statements

1.	Rental Pool Lease Operation and Rental Pool Lease Agreement

Organization and Operations

The Tamarron Rental Pool Lease Operation (the “Rental Pool”) consists of condominiums at Sheraton Tamarron Resort which are provided as resort accommodations by their owners. The condominium owners (“Participants”) have entered into Annual Rental Pool Lease Agreements (ALAs) and a Master Lease Agreement (“MLA”), which define the terms and conditions related to each ALA, with Golf Host Resorts, Inc. (“GHR”), the lessee of the Rental Pool. The MLA and ALAS are referred to collectively as the “Agreements.” The ALAs expire at the end of each calendar year and the MLA will remain in effect through December 31, 2003.

The Rental Pool consists of two funds: the Distribution Fund and the Maintenance Escrow Fund. The Distribution Fund balance sheets primarily reflect amounts due from GHR for the Rental Pool distribution payable to Participants and amounts due to the Maintenance Escrow Fund. The operations of the Distribution Fund reflect Participants’ earnings in the Rental Pool. The Maintenance Escrow Fund reflects the accounting for certain escrowed assets of the Participants and, therefore, has no operations. It consists primarily of amounts escrowed by Participants or due from the Distribution Fund to meet escrow requirements, maintain the interior of the unit and purchase adequate inventory items, as defined.

Funding of the estimated amounts receivable from GHR for distribution is due at least weekly to the extent that borrowings available to GHR under its various lines of credit are less than amounts due to the Distribution Fund.

During 2000, GHR dividended the assets and liabilities of Tamarron to its parent, Golf Host, Inc., who contributed them to Golf Host II, Inc. (“GH II”), a wholly-owned subsidiary of GH I. On November 19, 2001, GH II sold Tamarron to a third-party. As a result, GHR has no remaining responsibility under the terms of the Agreements.

Computation and Allocation of Earnings

Participants and GHR share Adjusted Gross Revenues in accordance with the terms of the Agreements. Adjusted Gross Revenues consist of revenues earned from rental of condominiums net of Sales and Marketing expenses (limited to 7.5% of Gross Revenues), agents’ commissions (not to exceed 5.5% of Gross Revenues) and audit fees. GHR receives a Management Fee equal to 50% of Adjusted Gross Revenues.

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

Tamarron Rental Pool Lease Operation

Notes to Financial Statements

Maintenance Escrow Fund Accounts

The Agreements provide that 50% of the Occupancy Fees earned by each Participant is deposited in the Participant’s Maintenance Escrow Fund account. This account provides funds for payment of amounts which are due from the Participant under the Agreements for maintenance and refurbishment services. When the balance of the Participant’s Maintenance Escrow Fund account exceeds the maximum specified in the Agreements, the excess is refunded to the Participant, as provided in the Agreements. Should a Participant’s balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to an adequate level.

Funds deposited in the Maintenance Escrow Fund are invested on behalf of the Participants. Income earned on these investments is allocated proportionately to Participants’ Maintenance Escrow Fund accounts and paid quarterly through the Distribution Fund. Cash and cash equivalents at December 31, 2000 and 1999 consists of an interest bearing demand account.

2.	Summary of Significant Accounting Policies

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

3.	Linen and Materials and Supplies Inventory

Linen amortization and the cost of Participants’ actual usage of certain supplies, collectively referred to as Designated Items, are charged to all Participants as a group and allocated to Participants based upon their Participation Factors. Linen inventory is stated at cost, less accumulated amortization of $59,000 and $98,000 at December 31, 2000 and 1999, respectively. Linen amortization is computed on the straight-line method over an estimated useful life of 48 months.

Materials and supplies inventories consist primarily of minor apartment furnishings and appliances carried at cost, determined on a first-in, first-out basis. The costs of such items, not considered Designated Items, are charged to Participants’ individual Maintenance Escrow Fund accounts based on actual usage.