Form 10-Q
period 2001-03-31
GOLF HOST RESORTS INC
filed 2002-09-20
CIK 42429

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

For Quarter Ended March 31, 2001

Commission File no. 2-64309

GOLF HOST RESORTS, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-0631130

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

36750 US 19 N., Palm Harbor, Florida	34684

(Address of principal executive offices)	(Zip Code)

(727) 942-2000 (Registrant’s telephone number, including area code)

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
CONSOLIDATED BALANCE SHEETS

ASSETS
(Substantially all pledged)

	MARCH 31,	DECEMBER 31,
	2001	2000

	(unaudited)
CURRENT ASSETS:
Cash	$1,263,648	$565,400
Restricted cash	709,367	1,219,289
Accounts receivable, net	9,462,975	4,865,607
Other receivables	196,665	543,651
Inventories and supplies	1,338,769	1,606,935
Prepaid expenses and other assets	314,026	197,399

	13,285,450	8,998,281
Assets held for sale	2,435,000	2,435,000

Total current assets	15,720,450	11,433,281
INTANGIBLES, net	17,113,423	17,376,706
PROPERTY AND EQUIPMENT, net	41,278,163	41,768,369
OTHER ASSETS	511,399	483,788

	$74,623,435	$71,062,144

     The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
CONSOLIDATED BALANCE SHEETS

Liabilities and shareholder’s deficit

	MARCH 31,	DECEMBER 31,
	2001	2000

	(unaudited)
CURRENT LIABILITIES:
Accounts payable	$9,148,263	$8,614,179
Line of credit	—	667,141
Accrued payroll costs	1,462,714	830,072
Accrued interest	781,455	817,047
Other payables and accrued expenses	4,562,110	3,076,854
Deposits and prepaid fees	2,269,690	3,461,783
Current notes payable	867,328	862,058
Due to related parties	4,233,884	3,572,690

Total current liabilities	23,325,444	21,901,824
NOTES PAYABLE	82,145,208	82,239,239
OTHER LONG-TERM LIABILITIES	7,940,914	7,869,858
DEFERRED INCOME TAXES	1,770,467	1,770,467

Total liabilities	115,182,033	113,781,388

SHAREHOLDER’S DEFICIT
Common stock, $1 par, 5,000 shares authorized, issued, and outstanding	5,000	5,000
5.6% cumulative preferred stock, $1 par, 4,577,000 shares authorized, issued, and outstanding	4,577,000	4,577,000
Paid-in capital	(13,557,000)	(13,557,000)
Accumulated deficit	(31,583,598)	(33,744,244)

Total shareholder’s deficit	(40,558,598)	(42,719,244)

Total liabilities and shareholder’s deficit	$74,623,435	$71,062,144

     The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Quarters Ended March 31,

	2001	2000

REVENUES:
Resort facilities	$7,780,255	$7,468,973
Food and beverage	5,334,599	5,344,391
Golf	5,784,160	5,373,588
Other	1,926,638	1,638,747

	20,825,652	19,825,699

COST AND OPERATION EXPENSES:
Resort facilities	4,851,535	4,862,303
Food and beverage	3,215,893	2,871,786
Golf	1,970,617	2,053,380
Other	2,902,072	2,851,283
General and administrative	1,606,649	1,831,251
Depreciation and amortization	968,284	955,772

	15,515,050	15,425,775

INCOME BEFORE LOSS ON ASSET HELD FOR SALE AND LEASED ASSET	5,310,602	4,399,924
LOSS ON ASSET HELD FOR SALE AND LEASED ASSET	(664,681)	(798,837)

OPERATING INCOME	4,645,921	3,601,087
INTEREST, NET	2,421,198	2,447,282

NET INCOME	2,224,723	1,153,805
DIVIDEND REQUIREMENTS ON PREFERRED STOCK	64,077	64,077

NET INCOME AVAILABLE TO COMMON SHAREHOLDER	$2,160,646	$1,089,728

     The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S DEFICIT

	$1 Par Value		5.6% Cumulative
	Common Stock		Preferred Stock				Total
					Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 1999	5,000	$5,000	4,577,000	$4,577,000	$(13,557,000)	$(12,481,706)	$(21,456,706)
Net loss available to common shareholder	—	—	—	—	—	(15,062,942)	(15,062,942)
Distribution to shareholder	—	—	—	—	—	(6,199,596)	(6,199,596)

Balance, December 31, 2000	5,000	5,000	4,577,000	4,577,000	(13,557,000)	(33,744,244)	(42,719,244)
Net income available to common shareholder	—	—	—	—	—	2,160,646	2,160,646

Balance, March 31, 2001 (unaudited)	5,000	$5,000	4,577,000	$4,577,000	$(13,557,000)	$(31,583,598)	$(40,558,598)

     The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,

	2001	2000

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before dividend requirements on preferred stock	$2,224,723	$1,153,801
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	968,284	955,771
Provision for bad debts	149,063	106,605
Changes in operating working capital	(2,113,984)	(340,302)

Cash provided by operations	1,228,086	1,875,875

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in other assets	369,801	(10,634)
Purchases of property and equipment	(214,793)	(98,905)

Cash provided by (used in) investing activities	155,008	(109,539)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(88,761)	(85,391)
Repayment of line of credit	(667,141)	(1,730,754)
Increases in other long-term liabilities	71,056	159,394

Cash used in financing activities	(684,846)	(1,656,751)

NET INCREASE IN CASH	698,248	109,585
CASH, BEGINNING OF PERIOD	565,400	131,440

CASH, END OF PERIOD	$1,263,648	$241,025

NONCASH FINANCING AND INVESTING ACTIVITIES:
The Company satisfied its preferred stock dividend liability to GHI through the intercompany account	$64,077	$64,077

     The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

The financial statements for December 31, 2000 were prepared assuming the Company will continue as a going concern. As discussed in the notes to consolidated financial statements on Form 10-K dated December 31, 2000, the Company has suffered recurring losses from operations, has negative working capital and has a shareholder’s deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in the footnotes. Additionally, as described in Note 12 of the notes to consolidated financial statements on Form 10-K, subsequent to December 31, 2000 the Company has defaulted under the terms of its debt agreement and is a defendant to a class action lawsuit. These financial statements do not include any adjustments that might result from the outcome of the uncertainties.

These financial statements and related notes are presented for interim periods on a going concern basis in accordance with the requirements of Form 10-Q and, consequently, do not include all disclosures normally provided in the Company’s Annual Report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

The accompanying balance sheet for March 31, 2001, and statements of operations and cash flows for the periods ended March 31, 2001 and 2000, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented on a going concern basis. All such adjustments are of a normal recurring nature.

The Company’s business is seasonal. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal years.

Certain prior year balances have been reclassified to conform with the current year presentation.

(2)	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

	MARCH 31,	DECEMBER 31,
	2001	2000

Participating mortgage note at varying pay rates maturing in 2027	$69,975,000	$69,975,000
$9,000,000 participation mortgage note credit facility	9,000,000	9,000,000
Mortgage note at 6.34%, maturing in 2002	3,168,000	3,167,921
Capital leases ranging from 1.89% to 10.76%	869,536	958,376

	83,012,536	83,101,297
Less current maturities	(867,328)	(862,058)

	$82,145,208	$82,239,239

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	CONTINGENCIES

The Company has been named as a defendant in consolidated class action lawsuit whereby the plaintiffs allege breaches of contract, including breaches in connection with the Rental Pool Master Lease Agreement. The plaintiffs are seeking unspecified damages and declaratory judgement declaring that the plaintiffs are entitled to participate in the rental pool if one exits and a limitation of golf course access to persons who are either condominium owners, members, their accompanied guests, or guests of the resort. Deposition of class members and others, including depositions of prior executives of Golf Host Resorts, have been taken and additional discovery remains. A court date of February 3, 2003 has been set. As this litigation is still in its early stages, the Company is not yet able to determine whether the resolution of this matter will have a material adverse effect on the Company’s financial condition or results of operations although the Company believes it has successful defenses and intends to vigorously defend this action.

(4)	TAMARRON’S RESULTS OF OPERATIONS

The Company assumes responsibility for the net income (loss) of Tamarron under the terms of the lease agreement between the Company and Golf Host II, Inc. entered into during 2000. The net income (loss) is as follows and is included in loss on assets held for sale and leased asset in the statement of operations:

Quarter ended
March 31, 2001
Revenue:
Hotel	$654,127
Food and beverage	513,680
Golf	169,449
Other	499,100

1,836,356

Costs & operating expense:
Hotel	276,496
Food and beverage	361,835
Golf	97,668
Other	664,511
General and administrative	1,071,205
Interest expense	29,322

2,501,037

Net loss	$(664,681)

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
NOTES TO FINANCIAL STATEMENTS

(5)	SUBSEQUENT EVENTS

On May 4, 2001, the Company sold the remaining land parcel at Innisbrook included in assets held for sale as of December 31, 2000 for $4,578,000. Net proceeds of $3,929,000 were distributed by the Company to its shareholder.

On May 22, 2001, Golf Trust of America, Inc. (“GTA”), the lender on the $78,975,000 participating mortgage, announced that its shareholders approved a plan for its liquidation. The impact of GTA’s plan of its liquidation on the Company, if any, is uncertain. Additionally, the Company was informed by GTA on November 29, 2001 that the Company is in default on the $78,975,000 participating mortgages with GTA arising from the Company’s failure to pay the October 2001 interest payment. GTA has asserted its right to accelerate payment of the total outstanding principal amounts.

As a result of the default, Wells Fargo Business Credit, Inc. has elected to terminate their credit line with the Company effective May 23, 2002. The Company expects to develop a replacement facility upon reaching a resolution with GTA.

As of July 2002, the Company is seeking to negotiate a Settlement Agreement with GTA. In connection with the proposed Settlement Agreement, The Company would transfer to GTA the resort property, three condominium properties located at the Innisbrook Resort, the Company’s GTA stock interests, and all rights, title, and interests of the Company under existing contracts and agreements. In addition, the Company would provide a limited indemnity to defend and hold harmless GTA (and its affiliates) from and against any and all costs, liabilities, claims, losses, judgements or damages arising out of or in connection with the Class Action Lawsuit, as well as liabilities accruing on or before the closing date relating to employee benefits and and liabilities for contracts or agreements not disclosed by the Company to GTA. In return, it is anticipated that GTA would deliver to the Company a duly executed release. No Settlement Agreement has yet been signed and no terms are definite. Neither GTA nor any of its affiliates is under any obligation to continue negotiating with the Company or to execute the Settlement Agreement and could initiate foreclosure proceedings and pursue its other remedies at any time.

On November 19, 2001, GH II, an affiliated company and lessor of Tamarron, sold Tamarron for $9,500,000. A portion of the proceeds were contributed to the Company as a capital contribution and were used to settle the remaining balance due under the $5 million mortgage note from the previous owners.

A revised Master Lease Agreement (“Revised MLA”) has been presented to the rental pool participants, effective January 1, 2002, resulting from the expiration of the existing MLA (“MLA”) between the Company and rental pool participants under the existing Master Lease Agreement on December 31, 2001. On an annual basis, beginning in 2002 each condominium owner will elect to participate in either the Revised MLA or the Guaranteed Master Lease Agreement (“GMLA”). As of December 26, 2001, 605 rental units had elected participation in the Revised MLA and 13 in the GMLA. The Revised MLA provides for Adjusted Gross Revenues, as defined, to be divided 40% to the Innisbrook rental pool participants and 60% to the Company. In addition, the Company has agreed as part of the Revised MLA, to reimburse participants in the Revised MLA for up to 50% of actual unit refurbishment costs. If the Company proves unsuccessful in its defenses in the class-action lawsuit (Note 3), any rental pool participant who elects, subject to the Revised MLA, will forego reimbursement by the Company for renovations or offset against future quarterly distributions equal to their pro-rata amount of the class-action settlement proceeds.

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

GOLF HOST RESORTS, INC.
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Results of Operations

During the first quarter of 2001, business continued to soften with respect to actual guest occupancy as compared to 2000 as a result of the declining hotel golf resort industry. Guest occupancy for 2001 declined to 38,221 room nights or 3.6% below the same period last year. This reduction in occupancy was partially offset by an improvement in average guest revenue. Average revenues increased $44.74 per guest from the prior year average of $500.13 or 8.9%. The result of these two items, occupancy and spending, produced net gains of $999,953 in gross revenue or 5%. Costs and operating expenses increased less than 1% or $89,275. The net results of the increased revenue of $999,953 and increase in operating expenses of $89,275 was an increase in operating income of $910,678 or 20.7% over the prior year.

Interest expense was reduced for the period by $26,084 as compared to the prior year. This reduction is primarily the result of reduced utilization of the Accounts Receivable credit line during the period and the increase in interest payments and accruals on the Golf Trust of America (“GTA”) loan. The GTA loan payments increased by the contractual factor of 5% or $107,481 for the quarter.

During the quarter, the Company set aside $640,605 in reserve accounts for capital improvements. $331,052 of this reserve were expended to finalize the Highlands Clubhouse renovation, repair the Island Clubhouse roof, replace the Innisbrook property-wide water softener, lease golf carts and golf course equipment and upgrade computer systems and software.

Financial Condition and Liquidity

The Company’s working capital position (exclusive of Assets Held for Sale) as of March 31, 2001 remains a deficit of $9,642,582. The Company traditionally experiences seasonal fluctuations in its net working capital position. Management of these fluctuations is accomplished through the utilization of an Accounts Receivable revolving credit line of $3,000,000 and advances from Westin Hotel Corporation under the annual guarantee agreement. Management believes that the Company will need to restructure the GTA loan for the economic viability of the Resort.

The Company was informed by GTA on November 29, 2001 that the Company is in default on the $78,975,000 participating mortgages with GTA arising from the Company’s failure to pay the October 2001 interest payment. GTA has asserted its right to accelerate payment of the total outstanding principal amounts.

As of July 2002, the Company is seeking to negotiate a Settlement Agreement with GTA. In connection with the proposed Settlement Agreement, the Company would transfer to GTA the resort property, three condominium properties located at the Innisbrook Resort, the Company’s GTA stock interests, and all rights, title and interests of the Company under existing contracts and agreements. In addition, the Company would provide a limited indemnity to defend and hold harmless GTA (and its affiliates) from and against any and all costs, liabilities, claims, losses, judgments or damages arising out of or in connection with the Class Action Lawsuit, as well as liabilities accruing on or before the closing date relating to employee benefits and liabilities for contracts or agreements not disclosed by the Company to GTA. In return, it is anticipated that GTA would deliver to the Company a duly executed release. No Settlement Agreement has yet been signed and no terms are definite. Neither GTA nor any of its affiliates is under any obligation to continue negotiating with the Company or to execute the Settlement Agreement and could initiate foreclosure proceedings and pursue its other remedies at any time.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The Company has been named as a defendant in consolidated class action lawsuit whereby the plaintiffs allege breaches of contract, including breaches in connection with the Rental Pool Master Lease Agreement. The plaintiffs are seeking unspecified damages and declaratory judgement declaring that the plaintiffs are entitled to participate in the rental pool if one exits and a limitation of golf course access to persons who are either condominium owners, members, their accompanied guests, or guests of the resort. Deposition of class members and others, including depositions of prior executives of Golf Host Resorts, have been taken and additional discovery remains. A court date of February 3, 2003 has been set. As this litigation is still in its early stages, the Company is not yet able to determine whether the resolution of this matter will have a material adverse effect on the Company’s financial condition or results of operations although the Company believes it has successful defenses and intends to vigorously defend this action.

Item 2.	Changes in Securities

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Pursuant to an agreement with the SEC staff, included in the 10-Q filing are unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation for the quarter ended March 31, 2001 and 2000.

RENTAL POOL LEASE OPERATIONS

The following unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation (the Rental Pools) are for the quarters and three months ended March 31, 2001 and 2000.

The operations of the Rental Pools are tied closely to that of Golf Host Resorts, Inc. (the Company) and provide for distribution of a percentage of the Company’s room revenues, as defined in the Rental Pool Master Lease Agreements, to participating condominium owners (Participants).

The Innisbrook Rental Pool Lease Operation is a party to lease agreements with an affiliated entity, whose ability to continue as a going concern is in substantial doubt.

The operations of the Rental Pools are more fully discussed in Form 10-K for the fiscal year ended December 31, 2000 (file No. 2-64309).

INNISBROOK RENTAL POOL LEASE OPERATION
BALANCE SHEETS

DISTRIBUTION FUND

	MARCH 31,	DECEMBER 31,
	2001	2000

	(unaudited)
ASSETS
RECEIVABLE FROM GOLF HOST RESORTS, INC FOR DISTRIBUTION	$2,863,404	$1,579,097
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	24,172	45,643

	$2,887,576	$1,624,740

LIABILITIES AND PARTICIPANTS’ FUND BALANCES
DUE TO PARTICIPANTS FOR DISTRIBUTION	$2,455,502	$1,285,558
DUE TO MAINTENANCE ESCROW FUND	432,074	339,182
PARTICIPANTS’ FUND BALANCES	—	—

	$2,887,576	$1,624,740

MAINTENANCE ESCROW FUND

ASSETS
CASH AND CASH EQUIVALENTS	$2,082,871	$2,517,396
RECEIVABLE FROM DISTRIBUTION FUND	432,074	339,182
RECEIVABLE FROM INNISBROOK	397,412	—
CONSTRUCTION WORK IN PROGRESS	6,731	11,484
INTEREST RECEIVABLE	19,098	27,301

	$2,938,186	$2,895,363

LIABILITIES AND PARTICIPANTS’ FUND BALANCES
ACCOUNTS PAYABLE	$18,155	$760,544
CONSTRUCTION RETAINAGE	137,614	154,419
INTEREST PAYABLE TO DISTRIBUTION FUND	24,172	45,643
CARPET CARE RESERVE	19,739	4,856
PARTICIPANTS’ FUND BALANCES	2,738,506	1,929,901

	$2,938,186	$2,895,363

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

INNISBROOK RENTAL POOL LEASE OPERATION
STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
(unaudited)

DISTRIBUTION FUND

	YEAR-TO-DATE

	2001	2000

GROSS REVENUES	$7,267,850	$7,375,156

DEDUCTIONS:
Agents’ commissions	298,642	365,388
Credit Card fees	51,265	48,363
Audit fees	3,625	3,250

	353,532	417,001

ADJUSTED GROSS REVENUES	6,914,318	6,958,155
MANAGEMENT FEE	(3,446,207)	(3,468,161)

GROSS INCOME DISTRIBUTION	3,468,111	3,489,994
ADJUSTMENTS TO GROSS INCOME
DISTRIBUTION:
Management fee	(378,788)	(384,566)
Marketing fee	(206,612)	(209,763)
Miscellaneous pooled expense	(22,130)	(22,794)
Corporate complimentary occupancy fees	10,796	10,411
Westin Associate room fees	24,059	18,374
Occupancy fees	(484,363)	(498,011)
Advisory Committee expenses	(36,626)	(8,040)

NET INCOME DISTRIBUTION	2,374,447	2,395,605
ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	484,363	498,011
Greens fees	3,874	3,378
Additional participation credit	720	750

AMOUNT AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$2,863,404	$2,897,744

Average daily distribution	$49.76	$49.77
Average room rate	$190.15	$186.05
Occupied room nights	38,221	39,641
Available room nights	57,549	58,228
Occupancy percentage	66.4%	68.1%
Average number of available units	639	640

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

INNISBROOK RENTAL POOL LEASE OPERATION
STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
(Unaudited)

DISTRIBUTION FUND

	YEAR-TO-DATE

	2001	2000

BALANCE, beginning of period	$—	$—
ADDITIONS:
Amount available for distribution	2,863,404	2,897,744
Interest received or receivable from Maintenance Escrow Fund	24,172	55,985
REDUCTIONS:
Amounts withheld for Maintenance Escrow Fund	(432,074)	(444,271)
Amounts accrued or paid to participants	(2,455,502)	(2,509,458)

BALANCE, end of period	$—	$—

MAINTENANCE ESCROW FUND
BALANCE, beginning of period	$1,929,901	$7,021,346
ADDITIONS:
Amounts withheld from occupancy fees	432,074	444,271
Interest earned	24,172	55,985
Receivable from Innisbrook	397,412	—
Charges to participants to establish or restore escrow balances	222,168	48,178
REDUCTIONS:
Maintenance charges	(161,024)	(101,718)
Carpet care reserve deposit	(24,219)	(19,903)
Interest accrued or paid to Distribution Fund	(24,172)	(55,985)
Refunds to participants as prescribed by the master lease agreements	(57,806)	(374,031)

BALANCE, end of period	$2,738,506	$7,018,143

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

TAMARRON RENTAL POOL LEASE OPERATION
BALANCE SHEETS

DISTRIBUTION FUND

	MARCH 31,	DECEMBER 31,
	2001	2000

	(unaudited)
ASSETS
CASH	$1,000	$1,000
RECEIVABLE FROM GOLF HOST RESORTS, INC FOR DISTRIBUTION	263,981	181,539
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	1,123	1,549

	$266,104	$184,088

LIABILITIES AND PARTICIPANTS’ FUND BALANCES
DUE TO PARTICIPANTS FOR DISTRIBUTION	$205,042	$152,957
DUE TO MAINTENANCE ESCROW FUND	61,062	31,131

	$266,104	$184,088

MAINTENANCE ESCROW FUND

ASSETS
CASH AND CASH EQUIVALENTS	$102,691	$129,635
DUE FROM DISTRIBUTION FUND	61,062	31,131
INVENTORY:
Linen	45,343	16,496
Materials and supplies	6,597	7,306
DEPOSITS	4,829	6,292

	$220,522	$190,860

LIABILITIES AND PARTICIPANTS’ FUND BALANCES
ACCOUNTS PAYABLE	$3,428	$14,597
INTEREST PAYABLE TO DISTRIBUTION FUND	1,123	1,549
PARTICIPANTS’ FUND BALANCES	215,971	174,714

	$220,522	$190,860

     These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

TAMARRON RENTAL POOL LEASE OPERATION
STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
(Unaudited)

DISTRIBUTION FUND

	YEAR-TO-DATE

	2001	2000

GROSS REVENUES	$607,826	$429,886

DEDUCTIONS:
Agents’ commissions	27,085	28,219
Sales and marketing expenses	45,587	32,241
Audit fees	3,255	3,255

	75,927	63,715

ADJUSTED GROSS REVENUES	531,899	366,171
MANAGEMENT FEE	(265,949)	(183,085)

GROSS INCOME DISTRIBUTION	265,950	183,086
ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
Corporate complimentary occupancy fees	769	533
Occupancy fees	(98,032)	(62,157)
Designated items	(11,045)	(10,301)
Advisory Committee expenses	(2,174)	(163)

POOLED INCOME	155,468	110,998
ADJUSTMENTS TO POOLED INCOME:
Occupancy fees	98,032	62,157

NET INCOME DISTRIBUTION	$253,500	$173,155

Average daily distribution	$12.10	$7.32
Average room rate	$82.83	$67.66
Room nights	7,338	6,354
Available room nights	20,856	23,602
Occupancy percentage	35.0%	26.9%
Average number of available units	233	260

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

TAMARRON RENTAL POOL LEASE OPERATION
STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
(Unaudited)

DISTRIBUTION FUND

	YEAR-TO-DATE

	2001	2000

BALANCE, beginning of period	$—	$—
ADDITIONS:
Amounts available for distribution	253,500	173,155
Interest received or receivable from Maintenance Escrow Fund	1,123	143
REDUCTIONS:
Amounts withheld for Maintenance Escrow Fund	(49,581)	(31,080)
Amounts accrued or paid to participants	(205,042)	(142,218)

BALANCE, end of period	$—	$—

MAINTENANCE ESCROW FUND
BALANCE, beginning of period	$174,714	$188,338
ADDITIONS:
Amounts withheld from occupancy fees	49,016	31,080
Interest earned	1,123	143
Reimbursement of designated items	11,045	10,301
Charges to participants to establish or restore escrow balances	27,772	7,479
REDUCTIONS:
Maintenance and inventory charges	(33,005)	(29,182)
Refurbishing charges	—	—
Interest accrued or paid to Distribution Fund	(1,123)	(143)
Designated items	(11,045)	(10,301)
Refunds to participants as prescribed by Master Lease Agreement	(2,526)	(8,233)

BALANCE, end of period	$215,971	$189,482

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

Item 6.		Exhibits and Reports on Form 8-K

	(a)	Exhibits

None

	(b)	Reports on Form 8-K

None

SECTION 906 CERTIFICATION

The following statement is provided by the undersigned to accompanying Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and shall not be deemed filed pursuant to any provision of the Exchange Act of 1934 or any other securities law.

Each of the undersigned certifies that the foregoing Report on Form 10-Q fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and that the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operation of Golf Host Resorts, Inc.

/s/ Merrick Kleeman Merrick Kleeman President Golf Host Resorts, Inc.	/s/ R. Keith Wilt R. Keith Wilt Vice President and Treasurer Golf Host Resorts, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLF HOST RESORTS, INC.
For the quarter ended March 31, 2001

Date: September 20, 2002	By:	/s/ Merrick Kleeman Merrick Kleeman President

Date: September 20, 2002	By:	/s/ R. Keith Wilt R. Keith Wilt Vice President and Treasurer (Principal Financial Officer)