Form 10-Q
period 2001-06-30
GOLF HOST RESORTS INC
filed 2002-09-20
CIK 42429

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

For Quarter Ended June 30, 2001

Commission File no. 2-64309

GOLF HOST RESORTS, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-0631130

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

36750 US 19 N., Palm Harbor, Florida	34684

(Address of principal executive offices)	(Zip Code)

(727) 942-2000

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for the past 90 days. Yes[X]      No [   ]

     Issuer has no common stock subject to this report.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)

BALANCE SHEETS

ASSETS
(Substantially all pledged)

	June 30,	December 31,
	2001	2000

	(unaudited)
CURRENT ASSETS:
Cash	$699,747	$565,400
Restricted cash	1,567,383	1,219,289
Accounts receivable, net	5,052,477	4,865,607
Other receivables	72,461	543,651
Inventories and supplies	1,316,907	1,606,935
Prepaid expenses and other assets	380,628	197,399

	9,089,603	8,998,281
Assets held for sale	—	2,435,000

Total current assets	9,089,603	11,433,281
INTANGIBLES, net	16,850,139	17,376,706
PROPERTY AND EQUIPMENT, net	40,429,951	41,768,369
OTHER ASSETS	509,042	483,788

	$66,878,735	$71,062,144

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)

BALANCE SHEETS

LIABILITIES AND SHAREHOLDER’S DEFICIT

	June 30,	December 31,
	2001	2000

	(unaudited)
CURRENT LIABILITIES:
Accounts payable	$8,342,697	$8,614,179
Line of credit	—	667,141
Accrued payroll costs	1,071,310	830,072
Accrued interest	894,891	817,047
Other payables and accrued expenses	3,261,072	3,076,854
Deposits and prepaid fees	1,963,741	3,461,783
Current notes payable	3,034,453	862,058
Due to related parties	4,989,477	3,572,690

Total current liabilities	23,557,641	21,901,824
NOTES PAYABLE	79,402,165	82,239,239
OTHER LONG-TERM LIABILITIES	7,940,914	7,869,858
DEFERRED INCOME TAXES	1,770,467	1,770,467

Total liabilities	112,671,187	113,781,388

SHAREHOLDER’S DEFICIT
Common stock, $1 par, 5,000 shares authorized, issued, and outstanding	5,000	5,000
5.6% cumulative preferred stock, $1 par, 4,577,000 shares authorized, issued, and outstanding	4,577,000	4,577,000
Paid-in capital	(13,557,000)	(13,557,000)
Accumulated deficit	(36,817,452)	(33,744,244)

Total shareholder’s deficit	(45,792,452)	(42,719,244)

Total liabilities and shareholder’s deficit	$66,878,735	$71,062,144

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)

STATEMENTS OF INCOME
(unaudited)

	Quarters ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

REVENUES:
Resort facilities	$4,344,924	$5,131,088	$12,125,179	$12,600,061
Food and beverage	3,729,347	5,767,012	9,063,946	11,111,403
Golf	3,255,311	3,998,690	9,039,471	9,372,278
Other	1,388,904	1,663,257	3,315,542	3,302,004

	12,718,486	16,560,047	33,544,138	36,385,746

COST AND OPERATION EXPENSES:
Resort facilities	3,095,991	3,667,801	7,947,526	8,530,104
Food and beverage	2,482,346	2,834,018	5,698,239	5,705,804
Golf	1,687,272	1,987,189	3,657,889	4,040,569
Other	2,320,834	2,976,038	5,222,906	5,827,321
General and administrative	1,308,013	1,593,790	2,914,662	3,425,041
Depreciation and amortization	968,283	995,771	1,936,567	1,951,543

	11,862,739	14,054,607	27,377,789	29,480,382

INCOME BEFORE INCOME/(LOSS) ON ASSET HELD FOR SALE AND LEASED ASSET	855,747	2,505,440	6,166,349	6,905,364
INCOME/(LOSS) ON ASSET HELD FOR SALE AND LEASED ASSET	393,770	(458,615)	(270,911)	(1,257,452)

OPERATING INCOME	1,249,517	2,046,825	5,895,438	5,647,912
INTEREST, NET	2,490,959	2,412,075	4,912,157	4,859,357

(LOSS)/INCOME BEFORE DIVIDEND REQUIREMENTS ON PREFERRED STOCK	(1,241,442)	(365,250)	983,281	788,555
DIVIDEND REQUIREMENTS ON PREFERRED STOCK	64,077	64,077	128,154	128,154

NET (LOSS)/INCOME AVAILABLE TO COMMON SHAREHOLDER	$(1,305,519)	$(429,327)	$855,127	$660,401

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S DEFICIT

	$1 Par Value		5.6% Cumulative
	Common Stock		Preferred Stock				Total
					Paid-In	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 1999	5,000	$5,000	4,577,000	$4,577,000	$(13,557,000)	$(12,481,706)	$(21,456,706)
Net loss available to common shareholder	—	—	—	—	—	(15,062,942)	(15,062,942)
Distribution to shareholder	—	—	—	—	—	(6,199,596)	(6,199,596)

Balance, December 31, 2000	5,000	5,000	4,577,000	4,577,000	(13,557,000)	(33,744,244)	(42,719,244)
Net income available to common shareholder	—	—	—	—	—	855,127	855,127
Distribution to shareholder	—	—	—	—	—	(3,928,335)	(3,928,335)

Balance, June 30, 2001 (unaudited)	5,000	$5,000	4,577,000	$4,577,000	$(13,557,000)	$(36,817,452)	$(45,792,452)

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(unaudited)

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before dividend requirements on preferred stock	$983,281	$788,555
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,936,567	1,951,543
Early extinguishment of debt	—	(595,193)
Provision for bad debts	222,807	68,100
Gain from sale of assets held for sale	(1,164,911)	—
Changes in operating working capital	(157,373)	571,446

Cash provided by operations	1,820,371	2,784,451

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets held for sale	3,928,635	—
Increase in assets held for sale	(47,624)	—
Increase in other assets	(25,254)	(20,487)
Purchases of property and equipment	(352,682)	(164,031)

Cash provided by (used in) investing activities	3,503,075	(184,518)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to shareholders	(3,928,335)	—
Repayment of debt	(664,679)	(161,972)
Repayment of line of credit	(667,141)	(1,331,328)
Increases in other long-term liabilities	71,056	318,785

Cash used in financing activities	(5,189,099)	(1,174,515)

NET INCREASE IN CASH	134,347	1,425,418
CASH, BEGINNING OF PERIOD	565,400	131,440

CASH, END OF PERIOD	$699,747	$1,556,858

NONCASH FINANCING AND INVESTING ACTIVITIES:
The Company satisfied its preferred stock dividend liability to GHI
through the intercompany account	$128,154	$128,154

Transfer from fixed assets to assets held for sale	$281,100	$—

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PREPARATION

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

The accompanying balance sheet for June 30, 2001, and statements of operations and cash flows for the periods ended June 30, 2001 and 2000, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented on a going concern basis. All such adjustments are of a normal recurring nature.

The Company’s business is seasonal. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal years.

Certain prior year balances have been reclassified to conform with the current year presentation.

(2) ASSET HELD FOR SALE

On May 4, 2001, the Company sold the remaining land parcel at Innisbrook included in asset held for sale as of December 31, 2000 for $4,578,000. Net proceeds of $3,929,000 were distributed by the Company to its shareholder.

(3) LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

	June 30,	December 31,
	2001	2000

Participating mortgage note at varying pay rates maturing in 2027	$69,975,000	$69,975,000
$9,000,000 participation mortgage note credit facility	9,000,000	9,000,000
Mortgage note at 6.34%, maturing in 2002	2,668,000	3,167,921
Capital leases ranging from 1.89% to 10.76%	793,618	958,376

	82,436,618	83,101,297
Less current maturities	(3,034,453)	(862,058)

	$79,402,165	$82,239,239

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) LONG-TERM OBLIGATIONS CONT.

On May 22, 2001, Golf Trust of America, Inc. (“GTA”), the lender on the $78,975,000 participating mortgage, announced that its shareholders approved a plan for its liquidation. The impact of GTA’s plan of its liquidation on the Company, if any, is uncertain.

(4) CONTINGENCIES

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

(5) TAMARRON’S RESULTS OF OPERATIONS

The Company assumes responsibility for the net income (loss) of Tamarron under the terms of the lease agreement between the Company and Golf Host II, Inc. entered into during 2000. The net loss is as follows and is included in loss on assets held for sale and leased asset in the statement of operations:

	Six months ended	19 days ended
	June 30,	June 30,
	2001	2000

Revenue:
Hotel	$1,212,509	$123,355
Food and beverage	953,377	120,212
Golf	646,998	69,539
Other	914,606	83,568

	3,727,490	396,674

Costs & operating expense:
Hotel	534,570	67,127
Food and beverage	699,003	87,936
Golf	361,703	42,580
Other	1,275,205	122,196
General and administrative	2,235,375	201,199
Interest expense	57,456	—

	5,163,312	521,038

Net loss	$(1,435,822)	$(124,364)

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) SUBSEQUENT EVENTS

The Company was informed by GTA on November 29, 2001 that the Company is in default on the $78,975,000 participating mortgage with GTA arising from the Company’s failure to pay the October 2001 interest payment. GTA has asserted its right to accelerate payment of the total outstanding principal amounts.

As a result of the default, Wells Fargo Business Credit, Inc. has elected to terminate their credit line with the Company effective May 23, 2002. The Company expects to develop a replacement facility upon reaching a resolution with GTA.

As of July 2002, the Company is seeking to negotiate a Settlement Agreement with GTA. In connection with the proposed Settlement Agreement, the Company would transfer to GTA the resort property, three condominium properties located at the Innisbrook Resort, the Company’s GTA stock interests, and all rights, title, and interests of the Company under existing contracts and agreements. In addition, the Company would provide a limited indemnity to defend and hold harmless GTA (and its affiliates) from and against any and all costs, liabilities, claims, losses, judgements or damages arising out of or in connection with the Class Action Lawsuit, as well as liabilities accruing on or before the closing date relating to employee benefits and liabilities for contracts or agreements not disclosed by the Company to GTA. In return, it is anticipated that GTA would deliver to the Company a duly executed release. No Settlement Agreement has yet been signed and no terms are definite. Neither GTA nor any of its affiliates is under any obligation to continue to negotiate with the Company or to execute the Settlement Agreement and could initiate foreclosure proceedings and pursue its other remedies at any time.

On November 19, 2001, GH II, an affiliated company and lessor of Tamarron, sold Tamarron for $9,500,000. A portion of the proceeds were contributed to the Company as a capital contribution and were used to settle the remaining balance due under the $5 million mortgage note from the previous owners.

A revised Master Lease Agreement (“Revised MLA”) has been presented to the rental pool participants, effective January 1, 2002, resulting from the expiration of the existing Master Lease Agreement (“MLA”) between the Company and rental pool participants under the existing Master Lease Agreement on December 31, 2001. On an annual basis, beginning in 2002 each condominium owner will elect to participate in either the Revised MLA or the Guaranteed Master Lease Agreement (“GMLA”). As of December 26, 2001, 605 rental units had elected participation in the Revised MLA and 13 in the GMLA. The Revised MLA provides for Adjusted Gross Revenues, as defined, to be divided 40% to the Innisbrook rental pool participants and 60% to the Company. In addition, the Company has agreed as part of the Revised MLA, to reimburse participants in the Revised MLA for up to 50% of actual unit refurbishment costs. If the Company proves unsuccessful in its defenses in the class-action lawsuit (Note 4), any rental pool participant who elects, subject to the Revised MLA, will forego reimbursement by the Company for renovations or offset against future quarterly distributions equal to their pro-rata amount of the class-action settlement proceeds.

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

GOLF HOST RESORTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended June 30, 2001

During the second quarter of 2001, the Company has continued to experience a downturn in resort business as a result of an overall decline in the hotel golf resort industry. Occupancy percentages declined 10.8% (3,905 room nights) from the same period last year. Revenue per room night also fell short of the prior year results by $63.66. Average guest spending went from $458.09 in 2000, down to $394.43 per room night, or about 14%. The downturn of group business and the related planned functions caused a net reduction in gross revenue of $3,841,561 for the second quarter comparative numbers. Operating expenses declined by $2,191,868, or 15.6%; however, operating income for the quarter of $855,747 was $1,649,693 less than the same period last year.

Interest expense was approximately $79,000 greater in the current quarter over last year. Approximately $108,000 of this increase relates to the Golf Trust of America’s annual contractual escalator of 5%. Offsetting this contractual increase was a reduction of interest expense of approximately $29,000 due to a reduced utilization of the Accounts Receivable revolving credit line.

Year to Date June 30, 2001

During the six months ended June 30, gross revenues decreased $2,841,608, or 7.8%, from the same period in 2000. Room nights for the six months ended were down 5,325 as compared to the 2000 period. Total rooms sold were 70,466 and 75,791 for the six months ended June 2001 and 2000, respectively. While overall revenue was less than last year due to the reduced room nights, the average daily room rate and golf revenue per round achieved gains of 3.5% and 9.2%, respectively.

Operating expenses for the six months were reduced 7.1% from the prior year. The expenses decreased from $29,480,382 in 2000, to $27,377,789 in 2001. With the reduction in revenue partially offset by a reduction in expenses, the Company had a reduction of $739,015 in operating income, or 10.7% for the six-month comparative period.

Interest expense for 2001 exceeded the 2000 amount by $52,800. This is due to the contractual increase in the Golf Trust of America’s obligation in the aggregate of $216,000, offset by reductions in the utilization of the Accounts Receivable credit line.

During the six months ended June 30, 2001, the Company set aside capital reserves in the amount of $1,186,968. Of this amount, the Company invested $485,951 in the property, plant and equipment. These funds were used to finalize the Highlands Clubhouse renovation, repair the Island Clubhouse roof and water heater, replace the Innisbrook property water softener, fund the property’s golf cart lease and certain golf course equipment and upgrade and maintain the computer systems and software.

Financial Condition and Liquidity

The Company’s working capital position (exclusive of Assets Held for Sale) has dropped to a deficit of $14,468,038. This reduction from the December 31, 2000 deficit of $12,903,543 is primarily the result of the reclassification of the long-term note payable of $2,668,000, due to the prior shareholders from long term to short term. That note is due to be retired in June 2002. The Company ultimately retired the obligation with the proceeds from the sale of the Tamarron property in November 2001.

The Company continues to experience seasonal fluctuations in its net working capital position. These fluctuations are managed through the utilization of an Accounts Receivable revolving credit line of $3,000,000 and advances from Westin Hotel Corporation under the annual guarantee agreement. Management believes that the Company will have to restructure the GTA loan for the economic viability of the Resort.

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

Item 4. Submission of matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Pursuant to an agreement with the SEC staff, included in this 10-Q filing are unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation for the quarter ended June 30, 2001 and 2000.

RENTAL POOL LEASE OPERATIONS

The following unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation (the Rental Pools) are for the quarters and six months ended June 30, 2001 and 2000.

The operations of the Rental Pools are tied closely to that of Golf Host Resorts, Inc. (the Company), and provide for distribution of a percentage of the Company’s room revenues, as defined in the Rental Pool Master Lease Agreements, to participating condominium owners (Participants).

The Innisbrook Rental Pool Lease Operation is party to lease agreements with an affiliated entity, whose ability to continue as a going concern is in substantial doubt.

The operations of the Rental Pools are more fully discussed in Form 10-K, for the fiscal year ended December 31, 2000 (file No. 2-64309).

INNISBROOK RENTAL POOL LEASE OPERATION

BALANCE SHEETS

	June 30,	December 31,
	2001	2000

	(unaudited)
DISTRIBUTION FUND

ASSETS

RECEIVABLE FROM GOLF HOST RESORTS, INC FOR DISTRIBUTION	$1,542,890	$1,579,097
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	25,144	45,643

	$1,568,034	$1,624,740

LIABILITIES AND PARTICIPANTS’ FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$1,197,210	$1,285,558
DUE TO MAINTENANCE ESCROW FUND	370,824	339,182

	$1,568,034	$1,624,740

MAINTENANCE ESCROW FUND

ASSETS

CASH AND CASH EQUIVALENTS	$2,258,627	$2,517,396
RECEIVABLE FROM DISTRIBUTION FUND	370,824	339,182
CONSTRUCTION WORK IN PROGRESS	—	11,484
INTEREST RECEIVABLE	22,724	27,301

	$2,652,175	$2,895,363

LIABILITIES AND PARTICIPANTS’ FUND BALANCES

ACCOUNTS PAYABLE	$2,017	$760,544
CONSTRUCTION RETAINAGE	48,033	154,419
INTEREST PAYABLE TO DISTRIBUTION FUND	25,144	45,643
CARPET CARE RESERVE	24,263	4,856
PARTICIPANTS’ FUND BALANCES	2,552,718	1,929,901

	$2,652,175	$2,895,363

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(unaudited)

DISTRIBUTION FUND

	Current Quarter		Year-to-Date

	2001	2000	2001	2000

GROSS REVENUES	$3,958,629	$5,012,349	$11,226,479	$12,387,505

DEDUCTIONS:
Agents’ commissions	155,741	255,530	454,383	620,918
Credit Card fees	30,528	40,071	81,793	88,434
Audit fees	3,625	3,251	7,250	6,501

	189,894	298,852	543,426	715,853

ADJUSTED GROSS REVENUES	3,768,735	4,713,497	10,683,053	11,671,652
MANAGEMENT FEE	(1,878,220)	(2,348,432)	(5,324,427)	(5,816,593)

GROSS INCOME DISTRIBUTION	1,890,515	2,365,065	5,358,626	5,855,059
ADJUSTMENTS TO GROSS INCOME
DISTRIBUTION:
Management fee	(205,978)	(259,799)	(584,766)	(644,365)
Marketing fee	(112,352)	(141,709)	(318,964)	(351,472)
Miscellaneous pooled expense	(18,670)	(20,786)	(40,800)	(43,580)
Corporate complimentary occupancy fees	10,450	13,444	21,246	23,855
Westin Associate room fees	27,881	21,301	51,940	39,675
Occupancy fees	(415,730)	(460,399)	(900,093)	(958,410)
Advisory Committee expenses	(51,623)	(8,146)	(88,249)	(16,186)

NET INCOME DISTRIBUTION	1,124,493	1,508,971	3,498,940	3,904,576
ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	415,730	460,399	900,093	958,410
Hospitality suite fees	—	135	—	135
Greens fees	1,977	2,322	5,851	5,700
Additional participation credit	690	720	1,410	1,470

AMOUNT AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$1,542,890	$1,972,547	$4,406,294	$4,870,291

Average daily distribution	$25.64	$32.50	$37.43	$40.95
Average room rate	$122.77	$138.65	$159.32	$163.44
Occupied room nights	32,245	36,150	70,466	75,791
Available room nights	60,171	60,701	117,720	118,929
Occupancy percentage	53.6%	59.6%	59.9%	63.7%
Average number of available units	661	667	650	653

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(unaudited)

	Current Quarter		Year-to-date

	2001	2000	2001	2000

DISTRIBUTION FUND

BALANCE, beginning of period	$—	$—	$—	$—
ADDITIONS:
Amount available for distribution	1,542,890	1,972,547	4,406,294	4,870,291
Interest received or receivable from Maintenance Escrow Fund	25,144	56,707	49,316	112,692
REDUCTIONS:
Amounts withheld for Maintenance Escrow Fund	(370,824)	(410,031)	(802,898)	(854,302)
Amounts accrued or paid to participants	(1,197,210)	(1,619,223)	(3,652,712)	(4,128,681)

BALANCE, end of period	$—	$—	$—	$—

MAINTENANCE ESCROW FUND

BALANCE, beginning of period	$2,738,506	$7,018,143	$1,929,901	$7,021,346
ADDITIONS:
Amounts withheld from occupancy fees	370,824	410,031	802,898	854,302
Interest earned	25,144	56,707	49,316	112,692
Receivable from Innisbrook	—	—	397,412	—
Charges to participants to establish or restore escrow balances	23,449	117,043	245,617	165,221
REDUCTIONS:
Maintenance charges	(109,868)	(125,068)	(270,892)	(226,786)
Carpet care reserve deposit	(20,787)	(21,577)	(45,006)	(41,480)
Interest accrued or paid to Distribution Fund	(25,144)	(56,707)	(49,316)	(112,692)
Refunds to participants as prescribed by the master lease agreements	(449,406)	(148,810)	(507,212)	(522,841)

BALANCE, end of period	$2,552,718	$7,249,762	$2,552,718	$7,249,762

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

TAMARRON RENTAL POOL LEASE OPERATION

BALANCE SHEETS

	June 30,	December 31,
	2001	2000

	(unaudited)
DISTRIBUTION FUND

ASSETS

CASH	$1,000	$1,000
RECEIVABLE FROM GOLF HOST RESORTS, INC. FOR DISTRIBUTION	193,431	181,539
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	922	1,549

	$195,353	$184,088

LIABILITIES AND PARTICIPANTS’ FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$137,122	$152,957
DUE TO MAINTENANCE ESCROW FUND	58,231	31,131

	$195,353	$184,088

MAINTENANCE ESCROW FUND

ASSETS

CASH AND CASH EQUIVALENTS	$97,330	$129,635
DUE FROM DISTRIBUTION FUND	58,231	31,131
INVENTORY:
Linen	40,131	16,496
Materials and supplies	13,715	7,306
DEPOSITS	4,729	6,292

	$214,136	$190,860

LIABILITIES AND PARTICIPANTS’ FUND BALANCES

ACCOUNTS PAYABLE	$2,954	$14,597
INTEREST PAYABLE TO DISTRIBUTION FUND	922	1,549
PARTICIPANTS’ FUND BALANCES	210,260	174,714

	$214,136	$190,860

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

TAMARRON RENTAL POOL LEASE OPERATION

STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(unaudited)

DISTRIBUTION FUND

	Current Quarter		Year-to-date

	2001	2000	2001	2000

GROSS REVENUES	$517,459	$709,134	$1,125,285	$1,139,021

DEDUCTIONS:
Agents’ commissions	19,722	12,279	46,806	40,498
Sales and marketing expenses	38,809	53,185	84,396	85,427
Audit fees	3,255	3,255	6,510	6,510

	61,786	68,719	137,712	132,435

ADJUSTED GROSS REVENUES	455,673	640,415	987,573	1,006,586
MANAGEMENT FEE	(257,836)	(355,791)	(523,786)	(538,876)

GROSS INCOME DISTRIBUTION	197,837	284,624	463,787	467,710
ADJUSTMENTS TO GROSS INCOME
DISTRIBUTION:
Corporate complimentary occupancy fees	875	590	1,644	1,123
Occupancy fees	(73,083)	(70,835)	(171,115)	(132,992)
Designated items	(20,689)	(20,239)	(31,734)	(30,540)
Advisory Committee expenses	(5,281)	(2,477)	(7,455)	(2,640)

POOLED INCOME	99,659	191,663	255,127	302,661
ADJUSTMENTS TO POOLED INCOME:
Occupancy fees	73,083	70,835	171,115	132,992

NET INCOME DISTRIBUTION	$172,742	$262,498	$426,242	$435,653

Average daily distribution	$7.89	$10.94	$9.95	$9.14
Average room rate	$94.65	$99.12	$87.87	$84.32
Room nights	5,467	7,154	12,805	13,508
Available Rooms	21,900	24,015	42,756	47,617
Occupancy percentage	24.9%	29.8%	29.8%	28.4%
Average number of available units	240	267	236	262

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

TAMARRON RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(unaudited)

	Current Quarter		Year-to-date

	2001	2000	2001	2000

DISTRIBUTION FUND
BALANCE, beginning of period	$—	$—	$—	$—
ADDITIONS:
Amounts available for distribution	172,742	262,498	425,677	435,653
Interest received or receivable from Maintenance Escrow Fund	922	1,231	2,045	1,374
REDUCTIONS:
Amounts withheld for Maintenance Escrow Fund	(36,542)	(35,419)	(85,558)	(66,499)
Amounts accrued or paid to participants	(137,122)	(228,310)	(342,164)	(370,528)

BALANCE, end of period	$—	$—	$—	$—

MAINTENANCE ESCROW FUND

BALANCE, beginning of period	$215,971	$189,482	$174,714	$188,338
ADDITIONS:
Amounts withheld from occupancy fees	36,542	35,419	85,558	66,499
Interest earned	922	1,231	2,045	1,374
Reimbursement of designated items	20,689	20,239	31,734	30,540
Charges to participants to establish or restore escrow balances	13,837	94,378	41,609	101,858
REDUCTIONS:
Maintenance and inventory charges	(53,503)	(94,867)	(86,508)	(124,049)
Refurbishing charges	—	—	—	—
Interest accrued or paid to Distribution Fund	(922)	(1,231)	(2,045)	(1,374)
Designated items	(20,689)	(20,239)	(31,734)	(30,540)
Refunds to participants as prescribed by Master Lease Agreement	(2,587)	(8,796)	(5,113)	(17,030)

BALANCE, end of period	$210,260	$215,616	$210,260	$215,616

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
For the quarter ended June 30, 2001

Date: September 20, 2002	By:	/s/ Merrick Kleeman Merrick Kleeman President

Date: September 20, 2002	By:	/s/ R. Keith Wilt R. Keith Wilt Vice President and Treasurer (Principal Financial Officer)