Form 10-Q/A
period 2001-03-31
GOLF HOST RESORTS INC
filed 2002-10-31
CIK 42429

FORM 10-Q/A

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

99.1 President Certification required under Section 906 of Sarbanes-Oxley Act of 2002.

99.2 Principal Financial Officer Certification required under Section 906 of Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLF HOST RESORTS, INC.
For the quarter ended March 31, 2001

Date: September 20, 2002	By:	/s/ Merrick Kleeman Merrick Kleeman President

Date: September 20, 2002	By:	/s/ R. Keith Wilt R. Keith Wilt Vice President and Treasurer (Principal Financial Officer)

SECTION 302 CERTIFICATION

CERTIFICATION

I, Merrick Kleeman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Golf Host Resorts, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure control procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the registrant and have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of’ the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our more recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	October 30, 2002	/s/ Merrick Kleeman

Name: Merrick Kleeman Title: President

SECTION 302 CERTIFICATION

CERTIFICATION

I, R. Keith Wilt, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Golf Host Resorts, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure control procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the registrant and have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our more recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	October 11, 2002	/s/ R. Keith Wilt

Name: R. Keith Wilt Title: Vice President & Treasurer (Principal Financial Officer)