Form 10-Q/A
period 2001-06-30
GOLF HOST RESORTS INC
filed 2002-10-31
CIK 42429

FORM 10-Q/A

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

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

99.1	President Certification required under Section 906 of Sarbanes-Oxley Act 2002.

99.2	Principal Financial Officer Certification required under Section 906 of Sarbanes-Oxley Act 2002.

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