Form 10-Q
period 2001-09-30
GOLF HOST RESORTS INC
filed 2002-10-31
CIK 42429

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

For Quarter Ended September 30, 2001

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

CONSOLIDATED BALANCE SHEETS

ASSETS
(Substantially all pledged)

	September 30,	December 31,
	2001	2000

	(unaudited)
CURRENT ASSETS:
Cash	$152,065	$565,400
Restricted cash	1,652,860	1,219,289
Accounts receivable, net	2,234,894	4,865,607
Other receivables	261,863	543,651
Inventories and supplies	1,302,049	1,606,935
Prepaid expenses and other assets	275,998	197,399

	5,879,729	8,998,281
Assets held for sale	—	2,435,000

Total current assets	5,879,729	11,433,281
INTANGIBLES, net	13,586,856	17,376,706
PROPERTY AND EQUIPMENT, net	40,099,298	41,768,369
OTHER ASSETS	509,042	483,788

	$60,074,925	$71,062,144

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER’S DEFICIT

	September 30,	December 31,
	2001	2000

	(unaudited)
CURRENT LIABILITIES:
Accounts payable	$8,791,478	$8,614,179
Line of credit	—	667,141
Accrued payroll costs	1,112,158	830,072
Accrued interest	866,197	817,047
Other payables and accrued expenses	2,758,159	3,076,854
Deposits and prepaid fees	2,047,666	3,461,783
Current notes payable	3,039,210	862,058
Due to related parties	4,867,519	3,572,690

Total current liabilities	23,482,387	21,901,824
NOTES PAYABLE	79,318,481	82,239,239
OTHER LONG-TERM LIABILITIES	9,440,914	7,869,858
DEFERRED INCOME TAXES	1,770,467	1,770,467

Total liabilities	114,012,249	113,781,388

SHAREHOLDER’S DEFICIT
Common stock, $1 par, 5,000 shares authorized, issued, and outstanding	5,000	5,000
5.6% cumulative preferred stock, $1 par, 4,577,000 shares authorized, issued, and outstanding	4,577,000	4,577,000
Paid-in capital	(13,557,000)	(13,557,000)
Accumulated deficit	(44,962,324)	(33,744,244)

Total shareholder’s deficit	(53,937,324)	(42,719,244)

Total liabilities and shareholder’s deficit	$60,074,925	$71,062,144

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Quarters ended September 30,		Nine months ended September 30,

	2001	2000	2001	2000

REVENUES:
Resort facilities	$1,835,812	$2,266,074	$13,960,991	$14,866,135
Food and beverage	1,480,863	2,338,827	10,544,809	13,450,230
Golf	1,754,794	1,992,873	10,794,265	11,365,151
Other	966,787	876,949	4,282,329	4,178,953

	6,038,256	7,474,723	39,582,394	43,860,469

COST AND OPERATION EXPENSES:
Resort facilities	1,932,180	2,017,739	9,879,706	10,547,843
Food and beverage	1,587,577	1,785,619	7,285,816	7,491,423
Golf	1,463,194	1,505,047	5,121,083	5,545,616
Other	5,096,125	2,603,317	10,319,031	8,429,391
General and administrative	880,923	1,066,966	3,795,585	4,489,754
Depreciation and amortization	968,284	1,075,772	2,904,851	3,027,315

	11,928,283	10,054,460	39,306,072	39,531,342

INCOME/(LOSS) BEFORE INCOME/(LOSS) ON ASSET HELD FOR SALE AND LEASED ASSET	(5,890,027)	(2,579,737)	276,322	4,329,127
INCOME/(LOSS) ON ASSET HELD FOR SALE AND LEASED ASSET	162,371	253,432	(108,540)	(1,004,020)

OPERATING (LOSS)/INCOME	(5,727,656)	(2,326,305)	167,782	3,325,107
INTEREST, NET	2,353,139	2,476,561	7,265,296	7,335,918

LOSS BEFORE DIVIDEND REQUIREMENTS ON PREFERRED STOCK	(8,080,795)	(4,802,866)	(7,097,514)	(4,010,811)
DIVIDEND REQUIREMENTS ON PREFERRED STOCK	64,077	64,077	192,231	192,231

NET LOSS AVAILABLE TO COMMON SHAREHOLDER	$(8,144,872)	$(4,866,943)	$(7,289,745)	$(4,203,042)

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S DEFICIT

	$1 Par Value		5.6% Cumulative
	Common Stock		Preferred Stock				Total
					Paid-In	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 1999	5,000	$5,000	4,577,000	$4,577,000	$(13,557,000)	$(12,481,706)	$(21,456,706)
Net loss available to common shareholder	—	—	—	—	—	(15,062,942)	(15,062,942)
Distribution to shareholder	—	—	—	—	—	(6,199,596)	(6,199,596)

Balance, December 31, 2000	5,000	5,000	4,577,000	4,577,000	(13,557,000)	(33,744,244)	(42,719,244)
Net loss available to common shareholder	—	—	—	—	—	(7,289,745)	(7,289,745)
Distribution to shareholder	—	—	—	—	—	(3,928,335)	(3,928,335)

Balance, September 30, 2001 (unaudited)	5,000	$5,000	4,577,000	$4,577,000	$(13,557,000)	$(44,962,324)	$(53,937,324)

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(unaudited)

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before dividend requirements on preferred stock	$(7,097,514)	$(4,010,811)
Adjustments to reconcile net loss to net cash provided by operations:
Provision for bad debt	166,662	62,121
Depreciation and amortization	2,904,851	3,027,315
Provision for intangible impairment	3,000,000	—
Gain on sale of asset held for sale	(1,164,911)	—
Changes in operating working capital	2,416,968	3,806,725

Cash provided by operating activities	226,056	2,885,350

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in other assets	(25,254)	(191,385)
Purchases of property and equipment	(727,032)	(504,166)
Proceeds from sale of assets held for sale	3,928,635	—
Increase in assets held for sale	(47,624)	—

Cash provided by (used in) investing activities	3,128,725	(695,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to shareholder	(3,928,335)	—
Repayment of debt	(743,606)	(1,464,238)
Repayment of line of credit	(667,141)	(1,098,540)
Increases in other long-term liabilities	1,571,056	478,178

Cash used in financing activities	(3,768,026)	(2,084,600)

NET (DECREASE) INCREASE IN CASH	(413,245)	105,199
CASH, BEGINNING OF PERIOD	565,400	131,440

CASH, END OF PERIOD	$152,155	$236,639

NONCASH FINANCING AND INVESTING ACTIVITIES:
The Company satisfied its preferred stock dividend liability to GHI through the intercompany account	$192,231	$192,231

Transfer from fixed assets to assets held for sale	$281,100	$—

Settlement with previous owners	$—	$1,249,843

Dividend of Tamarron to Golf Hosts II, Inc.	$—	$6,199,596

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

The accompanying balance sheet for September 30, 2001, and statements of operations and cash flows for the periods ended September 30, 2001 and 2000, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented on a going concern basis. All such adjustments are of a normal recurring nature.

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

(3) Intangible Assets

The Company recorded at closing in 1997, a resort intangible of approximately $30,400,000. This intangible related to the purchase of the Innisbrook Resort, which contained an existing rental pool agreement and a recently executed management agreement with Westin Hotels. The intangible is being amortized over twenty years on as straight-line basis. Amortization expense for all intangible assets was approximately $1,157,000 and $1,158,000 for the nine months ended September 30, 2001 and September 30, 2000, respectively.

As noted in the Company’s 10-K for December 31, 2000, management had determined that due to declining demand in the resort business and reduced rental pool participation which led to declines in operating results, impairment had occurred. At December 31, 2000, an impairment charge of $7,441,000 was recorded.

As a result of the continuing decline in destination golf resort business during 2001 and the events of September 11, 2001, the Company has determined that further impairment has occurred and consequently has recognized an additional $3,000,000 impairment charge during the quarter ended September 30, 2001.

(4) Long-term obligations

Long-term obligations consist of the following:

	September 30,	December 31,
	2001	2000

Participating mortgage note at varying pay rates maturing in 2027	$69,975,000	$69,975,000
$9,000,000 participation mortgage note credit facility	9,000,000	9,000,000
Mortgage note at 6.34%, maturing in 2002	2,668,000	3,167,921
Capital leases	714,691	958,376

	82,357,691	83,101,297
Less current maturities	(3,039,210)	(862,058)

	$79,318,481	$82,239,239

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Long-term obligations cont.

On May 22, 2001, Golf Trust of America, Inc. (“GTA”), the lender on the $78,975,000 participating mortgage, announced that its shareholders approved a plan for its liquidation. The impact of GTA’s plan of its liquidation on the Company, if any, is uncertain.

(5) Contingencies

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

(6) Tamarron’s results of operations

The Company assumes responsibility for the net income (loss) of Tamarron under the terms of the lease agreement between the Company and Golf Host II, Inc. entered into during 2000. The net income (loss) is as follows and is included in loss on assets held for sale and leased asset in the statements of income.

	Nine months ended	For the 111 days ended
	September 30,	September 30,
	2001	2000

Revenue:
Hotel	$2,605,035	$1,841,337
Food and beverage	1,679,854	1,005,602
Golf	1,582,319	986,329
Other	1,591,104	645,577

	7,458,312	4,478,845

Costs & operating expense:
Hotel	932,994	578,751
Food and beverage	1,204,816	763,279
Golf	692,247	384,262
Other	2,473,893	1,316,383
General and administrative	3,344,082	1,291,287
Interest expense	83,731	15,817

	8,731,763	4,349,779

Net loss	$(1,273,451)	$129,066

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Subsequent events

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

As of July 2002, the Company is seeking to negotiate a Settlement Agreement with GTA. In connection with the proposed Settlement Agreement, The Company would transfer to GTA the resort property, three condo- minium properties located at the Innisbrook Resort, the Company’s GTA stock interests, and all rights, title, and interests of the Company under existing contracts and agreements. In addition, the Company would provide a limited indemnity to defend and hold harmless GTA (and its affiliates) from and against any and all costs, liabilities, claims, losses, judgements or damages arising out of or in connection with the Class Action Lawsuit, as well as liabilities accruing on or before the closing date relating to employee benefits and liabilities for contracts or agreements not disclosed by the Company to GTA. In return, it is anticipated that GTA would deliver to the Company a duly executed release. No Settlement Agreement has yet been signed and no terms are definite. Neither GTA nor any of its affiliates is under any obligation to continue to negotiate with the Company or to execute the Settlement Agreement and could initiate foreclosure proceedings and pursue its other remedies at any time.

On November 19, 2001, GH II, an affiliated company and lessor of Tamarron, sold Tamarron for $9,500,000. A portion of the proceeds were contributed to the Company as a capital contribution and were used to settle the remaining balance due under the mortgage note from the previous owners.

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

GOLF HOST RESORTS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended September 30, 2001

During the third quarter of 2001, the Company has continued to experience reduced occupancy and overall resort revenue. This downturn was in large part the result of the decline in travel in the United States prior to and following the September 11, 2001 attacks in New York and Washington, DC, as several large groups cancelled plans to utilize the Innisbrook facilities during late September.

Total room nights for the quarter were down 2,985 as compared to the prior year third quarter of 22,123, or 13.5%. Total revenue per room night increased for the quarter from $337.87 to $339.13, or less than a percent. The reduction in room nights, offset by the improvement in spending levels, resulted in a net decrease in gross revenue of $984,452, or 13.2%, as compared to 2000. In response to and in anticipation of this further decline in operating revenue, management continues its focus on establishing the most effective utilization of its resources. Operating expenses, were also reduced from $10,054,460 in 2000 to $8,928,283, or a 11.2% savings (before intangible impairment). The operating loss for the quarter of $5,890,027 was greater than the same period last year.

Interest expense was $123,422 less in the current quarter as compared to last year. This decrease is attributed to reductions in the utilization of the Accounts Receivable credit line and interest expense on the note due to the prior shareholders partially offset by an increase in the Golf Trust mortgage contractual interest of approximately $108,000.

Year to Date September 30, 2001

During the nine months ended September 30, 2001, the Company continued to experience a reduction in overall occupancy and resort revenue and reflects the general downturn in the hotel golf resort industry prior to and following the September 11, 2001 terrorist attacks. Gross revenues declined from the comparable 2000 numbers by $4,278,075, or 9.8%. Room nights were down by 8.5%, or 8,310. Room night sales for 2001 and 2000, respectively, were 89,604 and 97,914.

Operating expense (before intangible impairment) for the nine months were reduced by 8.2%, or $3,225,270 from the prior year. In total, operating expenses (before intangible impairment) in 2000 were $39,531,342, as compared to $36,306,072 in 2001. With the reduction in gross revenues of $4,278,075, partially offset by the reduction in operating expenses of $3,225,270, the Company has a reduction of $1,052,805 in operating income (before intangible impairment), or 24.3% for the nine month comparative period.

Interest expense for 2001 was less than the 2000 amount by $70,622. This net decrease is due to the reductions in the utilization of the Accounts Receivable revolving credit line and reduced interest expense on the note payable to the prior shareholders partially offset by the contractual increase in the Golf Trust of America's mortgage in the aggregate of $324.000.

During the nine months ended September 30, 2001, the Company set aside capital reserves in the amount of approximately $1,733,000. Actual capital expenditures during the period amounted to approximately $926,000. These funds were utilized to finalize the Highlands Clubhouse renovation, repair the Island Clubhouse roof and water heater, replace the Innisbrook property water softener, fund the property’s golf cart and golf course equipment leases, replace trees lost to the Southern Pine Beetle and upgrade the computer systems and software.

Financial Condition and Liquidity

The Company’s working capital position (exclusive of Asset Held for Sale) has decreased to a deficit of approximately $17,603,000. This $4,699,000 reduction in working capital from the December 31, 2000 deficit of approximately $12,904,000 is primarily the result of net losses after interest of $1,192,663 (excluding depreciation and amortization) in addition to the reclassification of the prior shareholders note of $2,668,000 as a current liability. This obligation was subsequently relieved through the utilization of the proceeds on the sale of the Tamarron property on November 18, 2001.

The Company continues to experience seasonal fluctuations with net working capital position. These fluctuations have been managed through the utilization of an Accounts Receivable revolving credit line in the amount of $3,000,000 with Wells Fargo Business Credit, Inc. As described below, the Company has defaulted on its mortgage obligation to Golf Trust of America. As a result of that default, Wells Fargo Business Credit, Inc. has elected to terminate their credit line with Golf Host Resorts effective May 23, 2002. While the Company has utilized this credit line to facilitate short term cash needs in past years, its utilization during 2001 has been limited. The Company expects to develop a replacement facility upon completion of the loan settlement agreement. Management believes that the Company will have to restructure the GTA loan for the economic viability of the Resort.

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

Item 4. Submission of matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Pursuant to an agreement with the SEC staff, included in this 10-Q filing are unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation for the quarter ended September 30, 2001 and 2000.

RENTAL POOL LEASE OPERATIONS

The following unaudited financial statements of the Innisbrook Rental Pool Lease Operation and the Tamarron Rental Pool Lease Operation (the Rental Pools) are for the quarters and nine months ended September 30, 2001 and 2000.

The operations of the Rental Pools are tied closely to that of Golf Host Resorts, Inc. (the Company), and provide for distribution of a percentage of the Company’s room revenues, as defined in the Rental Pool Master Lease Agreements, to participating condominium owners (Participants).

The Innisbrook Rental Pool Operation is party to lease agreements with an affiliated entity, whose ability to continue as a going concern is in substantial doubt.

The operations of the Rental Pools are more fully discussed in Form 10-K, for the fiscal year ended December 31, 1999 (file No. 2-64309).

INNISBROOK RENTAL POOL LEASE OPERATION

BALANCE SHEETS

	September 30,	December 31,
	2001	2000

	(unaudited)

DISTRIBUTION FUND

ASSETS

RECEIVABLE FROM GOLF HOST RESORTS, INC. FOR DISTRIBUTION	$772,363	$1,579,097
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	20,911	45,643

	$793,274	$1,624,740

LIABILITIES AND PARTICIPANTS’ FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$565,481	$1,285,558
DUE TO MAINTENANCE ESCROW FUND	227,793	339,182

	$793,274	$1,624,740

MAINTENANCE ESCROW FUND

ASSETS
CASH AND CASH EQUIVALENTS	$2,404,549	$2,517,396
RECEIVABLE FROM DISTRIBUTION FUND	227,793	339,182
CONSTRUCTION WORK IN PROGRESS	—	11,484
INTEREST RECEIVABLE	9,879	27,301

	$2,642,221	$2,895,363

LIABILITIES AND PARTICIPANTS’ FUND BALANCES

ACCOUNTS PAYABLE	$(3,502)	$760,544
CONSTRUCTION RETAINAGE	—	154,419
INTEREST PAYABLE TO DISTRIBUTION FUND	20,911	45,643
CARPET CARE RESERVE	(26,884)	4,856
PARTICIPANTS’ FUND BALANCES	2,651,696	1,929,901

	$2,642,221	$2,895,363

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(unaudited)

DISTRIBUTION FUND

	Current Quarter		Year-to-Date

	2001	2000	2001	2000

GROSS REVENUES	$2,045,547	$2,215,469	$13,272,026	$14,602,974

DEDUCTIONS:
Agents’ commissions	100,056	130,790	554,439	751,708
Credit Card fees	45,440	17,382	127,233	105,816
Audit fees	3,625	3,250	10,875	9,751

	149,121	151,422	692,547	867,275

ADJUSTED GROSS REVENUES	1,896,426	2,064,047	12,579,479	13,735,699
MANAGEMENT FEE	(945,022)	(1,028,043)	(6,269,449)	(6,844,636)

GROSS INCOME DISTRIBUTION	951,404	1,036,004	6,310,030	6,891,063
ADJUSTMENTS TO GROSS INCOME
DISTRIBUTION:
Management fee	(106,342)	(114,082)	(691,108)	(758,447)
Marketing fee	(58,005)	(62,226)	(376,969)	(413,698)
Miscellaneous pooled expense	(11,081)	(12,721)	(51,881)	(56,301)
Corporate complimentary occupancy fees	12,361	13,820	33,607	37,675
Westin Associate room fees	25,039	23,891	76,979	63,566
Occupancy fees	(255,493)	(289,366)	(1,155,586)	(1,247,776)
Advisory Committee expenses	(42,524)	(8,759)	(130,773)	(24,945)

NET INCOME DISTRIBUTION	515,359	586,561	4,014,299	4,491,137
ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	255,493	289,366	1,155,586	1,247,776
Hospitality suite fees	—	—	—	135
Greens fees	851	1,182	6,702	6,881
Additional participation credit	660	720	2,070	2,190

AMOUNT AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$772,363	$877,829	$5,178,657	$5,748,119

Average daily distribution	$12.48	$14.11	$28.84	$31.73
Average room rate	$106.88	$100.14	$148.12	$149.14
Occupied room nights	19,136	22,123	89,604	97,914
Available room nights	61,867	62,234	179,587	181,163
Occupancy percentage	30.9%	35.5%	49.9%	54.0%
Average number of available units	672	676	658	664

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(unaudited)

	Current Quarter		Year-to-date

	2001	2000	2001	2000

DISTRIBUTION FUND

BALANCE, beginning of period	$—	$—	$—	$—
ADDITIONS:
Amount available for distribution	772,363	877,829	5,178,657	5,748,119
Interest received or receivable from Maintenance Escrow Fund	20,911	49,269	70,227	161,962
REDUCTIONS:
Amounts withheld for Maintenance Escrow Fund	(227,793)	(256,959)	(1,030,691)	(1,111,261)
Amounts accrued or paid to participants	(565,481)	(670,139)	(4,218,193)	(4,798,820)

BALANCE, end of period	$—	$—	$—	$—

MAINTENANCE ESCROW FUND

BALANCE, beginning of period	$2,625,147	$7,249,762	$2,002,330	$7,021,346
ADDITIONS:
Amounts withheld from occupancy fees	227,793	256,959	1,030,691	1,111,261
Interest earned	20,911	49,269	70,227	161,961
Receivable from Innisbrook	—	—	397,412	—
Charges to participants to establish or restore escrow balances	8,511	159,191	254,128	324,412
REDUCTIONS:
Maintenance charges	(109,782)	(188,038)	(380,674)	(414,824)
Carpet care reserve deposit	(25,550)	(13,312)	(70,556)	(54,792)
Interest accrued or paid to Distribution Fund	(20,911)	(49,269)	(70,227)	(161,961)
Refunds to participants as prescribed by the master lease agreements	(74,423)	(158,034)	(581,635)	(680,875)

BALANCE, end of period	$2,651,696	$7,306,528	$2,651,696	$7,306,528

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

TAMARRON RENTAL POOL LEASE OPERATION

BALANCE SHEETS

	September 30,	December 31,
	2001	2000

	(unaudited)

DISTRIBUTION FUND

ASSETS

CASH	$1,000	$1,000
RECEIVABLE FROM GOLF HOST RESORTS, INC. FOR DISTRIBUTION	552,251	181,539
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	812	1,549

	$554,063	$184,088

LIABILITIES AND PARTICIPANTS’ FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$459,019	$152,957
DUE TO MAINTENANCE ESCROW FUND	95,044	31,131

	$554,063	$184,088

MAINTENANCE ESCROW FUND

ASSETS

CASH AND CASH EQUIVALENTS	$61,942	$129,635
DUE FROM DISTRIBUTION FUND	95,044	31,131
INVENTORY:
Linen	69,981	16,496
Materials and supplies	13,451	7,306
DEPOSITS	4,467	6,292

	$244,885	$190,860

LIABILITIES AND PARTICIPANTS’ FUND BALANCES

ACCOUNTS PAYABLE	$2,326	$14,597
INTEREST PAYABLE TO DISTRIBUTION FUND	811	1,549
PARTICIPANTS’ FUND BALANCES	241,748	174,714

	$244,885	$190,860

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

TAMARRON RENTAL POOL LEASE OPERATION

STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(unaudited)

DISTRIBUTION FUND

	Current Quarter		Year-to-date

	2001	2000	2001	2000

GROSS REVENUES	$1,288,614	$1,556,860	$2,413,899	$2,695,881

DEDUCTIONS:
Agents’ commissions	14,635	33,665	61,441	74,163
Sales and marketing expenses	96,646	116,764	181,042	202,191
Audit fees	3,255	3,255	9,765	9,765

	114,536	153,684	252,248	286,119

ADJUSTED GROSS REVENUES	1,174,078	1,403,176	2,161,651	2,409,762
MANAGEMENT FEE	(622,747)	(737,172)	(1,146,533)	(1,276,048)

GROSS INCOME DISTRIBUTION	551,331	666,004	1,015,118	1,133,714
ADJUSTMENTS TO GROSS INCOME
DISTRIBUTION:
Corporate complimentary occupancy fees	1,565	1,673	3,209	2,795
Occupancy fees	(138,101)	(128,717)	(308,216)	(261,708)
Designated items	(24,993)	(9,232)	(56,727)	(39,772)
Advisory Committee expenses	(645)	(1,374)	(8,664)	(4,014)

POOLED INCOME	389,157	528,354	644,720	831,015
ADJUSTMENTS TO POOLED INCOME:
Occupancy fees	138,101	128,717	308,216	261,708

NET INCOME DISTRIBUTION	$527,258	$657,071	$952,936	$1,092,723

Average daily distribution	$25.59	$30.94	$15.01	$15.86
Average room rate	$126.00	$120.38	$104.80	$101.58
Room nights	10,227	12,933	23,032	26,441
Available Rooms	20,491	21,320	63,247	68,937
Occupancy percentage	49.6%	60.9%	36.3%	38.4%
Average number of available units	224	230	232	251

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

TAMARRON RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(unaudited)

	Current Quarter		Year-to-date

	2001	2000	2001	2000

DISTRIBUTION FUND

BALANCE, beginning of period	$—	$—	$—	$—
ADDITIONS:
Amounts available for distribution	527,258	657,071	952,935	1,092,724
Interest received or receivable from Maintenance Escrow Fund	811	1,442	2,856	2,816
REDUCTIONS:
Amounts withheld for Maintenance Escrow Fund	(69,050)	(64,360)	(154,608)	(130,859)
Amounts accrued or paid to participants	(459,019)	(594,153)	(801,183)	(964,681)

BALANCE, end of period	$—	$—	$—	$—

MAINTENANCE ESCROW FUND

BALANCE, beginning of period	$210,260	$215,616	$174,714	$188,338
ADDITIONS:
Amounts withheld from occupancy fees	69,050	64,360	154,608	130,859
Interest earned	811	1,442	2,856	2,816
Reimbursement of designated items	24,993	9,232	56,728	39,772
Charges to participants to establish or restore escrow balances	57,741	99,699	99,350	201,557
REDUCTIONS:
Maintenance and inventory charges	(72,616)	(127,923)	(159,125)	(251,972)
Refurbishing charges	—	—	—	—
Interest accrued or paid to Distribution Fund	(811)	(1,442)	(2,856)	(2,816)
Designated items	(24,993)	(9,232)	(56,727)	(39,772)
Refunds to participants as prescribed by Master Lease Agreement	(22,687)	(3,845)	(27,800)	(20,875)

BALANCE, end of period	$241,748	$247,907	$241,748	$247,907

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
For the quarter ended September 30, 2001

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our more recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 30, 2002	/s/ Merrick Kleeman
	Name: Title:	Merrick Kleeman President

SECTION 302 CERTIFICATION

CERTIFICATION

I, R. Keith Wilt, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Golf Host Resorts, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure control procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our more recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 29, 2002	/s/ R. Keith Wilt
	Name: Title:	R. Keith Wilt Vice President & Treasurer (Principal Financial Officer)