Form 10-K
period 2001-12-31
GOLF HOST RESORTS INC
filed 2002-12-19
CIK 42429

Form 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

PART I

Item 1.   Business

Golf Host Resorts, Inc. (the “Company”) was formed in July 1972 and is engaged in the operation of The Westin Innisbrook Resort in Tarpon Springs, Florida (“Innisbrook”) and Sheraton Tamarron Resort in Durango, Colorado (“Tamarron”) through November 18, 2001. Innisbrook and Tamarron (the “Resorts”) offer championship quality golf facilities, restaurant and conference facilities, recreational activities including swimming and tennis and related resort activities. The Resorts are managed by Westin Hotel Company and Sheraton Operating Corporation, respectively, under long-term management agreements. Effective November 19, 2001, Tamarron was sold to an unaffiliated entity.

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

During 1999, the Company began a third development of nine residential homesites, Estates at Tamarron –Crescent Ridge. All nine homesites were sold and closed during 2000. All other developable land was sold contemporaneously with the sale of Tamarron on November 19, 2001.

The majority of the condominium owners at the Resorts provide such apartments as resort accommodations under rental pool lease operations. The Resorts are the lessees under the lease operation agreements, which provide for the distribution of a percentage of room revenues, as defined, to participating condominium owners. Accordingly, the Company does not bear the expense of financing as well as certain other operating costs of the rental units. The Company bears the expense of all other operating aspects of the Resorts.

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

The percentages of the foregoing revenue components to total revenues are as follows:

	2001	2000	1999

Revenues
Resort facilities	34.1%	33.3%	35.5%
Food and beverage	27.2%	30.9%	29.4%
Golf	27.9%	25.0%	25.2%
Other	10.8%	10.8%	9.9%

Total	100.0%	100.0%	100.0%

The Company hosts approximately a thousand conferences and related group meetings each year with its clients coming from a variety of industries, primarily from the central and eastern United States. Accordingly, the loss of a single client or a few clients would have no significant adverse effect on the Company’s business.

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

The Company has, on average, approximately 1,000 employees (750 at Innisbrook and 250 at Tamarron).

Item 2.   Description of Properties

Innisbrook is a condominium resort project situated on approximately 850 acres of land located in the northern portion of Pinellas County, Florida, near the Gulf of Mexico. It is north of Clearwater (approximately 9 miles) and west of Tampa (approximately 20 miles). There are 938 condominium units, 36 of which are strictly residential, with the balance eligible for rental pool participation. Of these 902 eligible units, 500, on average, participate in the rental pool. The resort complex includes 72 holes of golf; practice ranges; three clubhouses with retail golf, food and beverage outlets; three conference and exhibit buildings; five swimming pools; a themed water attraction; a recreation center; tennis/fitness facility and numerous administrative and support structures.

Tamarron, which was sold on November 19, 2001, is a condominium resort project situated on approximately 730 acres of land located in the northern portion of La Plata County, Colorado. It is north of Durango (approximately 18 miles) and south of Silverton (approximately 28 miles). The property is surrounded on three sides by the San Juan National Forest and is readily accessible via U. S. Highway 550. There are 381 condominium units, all of which are eligible for rental pool participation. Approximately 275 units, on average, participate in the rental pool. The resort complex includes 18 holes of golf; a practice range; an indoor swimming pool/fitness facility; several restaurants and lounges; a conference facility; a tennis complex and numerous administrative and support facilities and structures.

During 1994 and 1995, approximately 24 acres of land at Tamarron were set aside for the Estates at Tamarron residential homesite development.

At December 31, 2001, Innisbrook is encumbered by various mortgages totaling $78,975,000. Reference is made to Note 7 of Notes to Consolidated Financial Statements of Golf Host Resorts, Inc. and Subsidiary contained elsewhere in this filing for a more detailed description of these mortgages.

Item 3.   Legal Proceedings

The Company, in the normal course of operations, is subject to claims and lawsuits. The Company does not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on the Company’s financial position and results of operations.

The Company has been named as a defendant in a consolidated class action lawsuit whereby the plaintiffs allege breaches of contract, including breaches in connection with the Rental Pool Master Lease Agreement. The plaintiffs are seeking unspecified damages and declaratory judgment declaring that the plaintiffs are entitled to participate in the rental pool if one exists and a limitation of golf course access to persons who are either condominium owners, members, their accompanied guests, or guests of the resort. Deposition of class members and others, including depositions of prior executives of Golf Host Resorts, have been taken and additional discovery remains. A court date of February 3, 2003 has been set. As this litigation is still in its early stages, the Company is not yet able to determine whether the resolution of this matter will have a material adverse effect on the Company’s financial condition or results of operations although the Company believes it has successful defenses and intends to vigorously defend this action.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable

Part II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s stock is privately held and there is no established market for the stock.

There are a total of 1,283 condominium units allowing rental pool participation by their owners, of which three are owned by a subsidiary of the Company, Golf Host Condominium, Inc. (GHC). Of the units not owned by GHC, 1,259 were sold under Registration Statements effective through March 1, 1983. The remaining 21 units were sold via private offerings exempt from registration with the Securities and Exchange Commission. The condominium units not owned by the Company or its affiliate are held by approximately 1,145 different owners.

The condominium units sold by the Company, allowing rental pool participation, are deemed to be securities because of the rental pool feature (see Item 1); however, there is no market for such securities other than the normal real estate market.

Since the security is real estate, no dividends have been paid or will be paid.

Item 6.   Selected Financial Data

					191 day period	174 day period
	Year Ended				ended	ended
	December 31,				December 31,	June 23,
	2001	2000	1999	1998	1997	1997

Operating revenue	$47,718,937	$56,591,669	$59,664,822	$58,184,711	$18,023,753	$31,750,008
Net income (loss)	$(10,354,579)	$(14,806,630)	$(7,196,907)	$7,822,846	$(5,492,683)	$1,488,116
Net income (loss) per common share	$(2,070.91)	$(3,012.59)	$(1,490.64)	$1,513.31	$(1,125.15)	$272.98
Total Assets	$59,869,725	$71,062,144	$86,895,774	$98,807,861	$92,897,633	$—
Notes Payable	$79,613,911	$83,101,297	$84,624,425	$83,436,029	$77,999,163	$—
Cash dividends per Common share	$—	$—	$—	$—	$—	$—

Item 7.   Management’s Discussion and Analysis of Results of Operations and Financial Condition

Guest occupancy during the last three years, measured by room nights, was as follows:

YEAR	ROOM NIGHTS	% CHANGE

2001	131,777	(16.1)
2000	164,052	(4.6)
1999	171,940	(2.8)

2001 Compared to 2000

For the year ended December 31, 2001 and December 31, 2000, the Company recognized total revenue in the approximate amount of $47,719,000 and $56,506,000 respectively, from the rental of condominium units, sales of food and beverage, golf operations and auxiliary services. The net reduction in overall Innisbrook revenue in the amount of $8,787,000 or 15.6% results from the reduction in room nights which reduced gross revenues by $9,300,000 netted against improvements in room night spending of $513,000. Average company wide customer spending increased from $403.27 per room night in 2000 to $425.40 in 2001. On a specific property basis, room nights declined at both properties. Room nights were down approximately 21,100 and 5,400 for Innisbrook and Tamarron respectively. The majority of this reduction occurred in the fourth quarter as a result of the September 11 terrorist attacks on New York and Washington. For example, in the fourth quarter of 2001, Innisbrook and Tamarron had 12,763 and 2,026 fewer room nights sold as compared to the same period last year. The travel market response to the attacks coupled with the general downturn in the hospitality industry and destination golf resorts in general is a significant challenge to the Company. Operating expenses and losses on Assets Held for Sale totaled approximately $49,326,000 and $61,812,000 for the years ended December 31, 2001 and December 2000 respectively. This decrease was directly related to the reduction in overall business levels for the comparative periods. The reduction in expenses of $12,487,000 or 20.2% was the result of a reduction in the rental pool distribution of $1,030,000 due to the reduction in room nights and resultant room revenue; reductions in the Tamarron losses of $398,000; decrease in depreciation and amortization of $425,000; decrease in repairs and maintenance expense of $527,000; decrease in sales and marketing expense of $481,000; gain on the sale of land of $1,153,000; reduction in payroll and related expenses of $1,805,000; reduction in the intangible write down of $4,441,000 and reduction in all other operating expenses in the aggregate of $2,227,000.

Interest, net for the year ended December 31, 2001, was approximately $9,263,000 as compared to $9,501,000 for the period ended December 31, 2000. This $237,000 decrease is the result of: a decrease in interest costs associated with the Accounts Receivable credit line of $62,000; a decrease in expense of $102,000 related to the prior Shareholders’ loan, offset by a contractual increase in the Golf Trust of America mortgage of $430,000 less amortization of the effective interest rate adjustment of $401,000 on that loan. Other interest items, net of interest income, in the aggregate reduced by $102,000.

Effective February 3, 1998, the Company’s election to be treated as a Subchapter S corporation became effective. Subsequent to the 1998 filing period, income taxes are no longer provided at the Company level.

2000 Compared to 1999

For the years ended December 31, 2000, and December 31, 1999, the Company recognized total revenue in the approximate amount of $56,506,000 and $59,653,000, respectively, from the rental of condominium units, sales of food and beverage, golf operations, and auxiliary services. The net reduction in overall revenue in the amount of $3,147,000 or 5.3% results from the reduction in room nights noted above equating to revenue reduction of $2,737,000 compounded by a decrease in average spending per room night in the aggregate of $336,000. Average spending per room night increased from $401.56 in 1999 to $403.27 in 2000. Room nights at both the Innisbrook and Tamarron properties experienced a reduction from 1999. Innisbrook and Tamarron had approximately 7,300 and 600 fewer room nights, respectively. These decreases reflected the continuing increase in competition within this market segment in addition to a general slow down during 2000 in the hospitality industry.

Operating expenses and losses on assets held for sale totaled approximately $61,812,000 and $55,970,000 for the year ended December 31, 2000, and December 31, 1999, respectively. This increase of $5,842,000 or 10% is a result of: a decrease in the rental pool distribution of $751,000, which is directly related to the reduced room nights noted above; a reduction in Tamarron’s operating losses of $297,000; decreased Sales and Marketing expenses amounting to $233,000; a reduction in the gain on land sales in the amount of $1,295,000; an increase in depreciation and amortization in the amount of $301,000; a provision for intangible impairment of $7,441,000; an increase in payroll and related expenses of $22,000; and a net decrease in all other expenses such as repairs and maintenance, fertilizers and chemicals, office supplies, housekeeping supplies, etc. in the aggregate of $1,936,000. These reductions were implemented in anticipation of reduced operating revenues for the period.

Interest, net for the year ended December 31, 2000, was approximately $9,501,000 as compared to $9,207,000 for the year ended December 31, 1999. This $294,000 increase, or 3.2%, results from the increase in payments and accruals relating to the GTA financing amounting to $70,000, an increase in utilization of the account receivable credit line generating an $85,000 increase in expense, a reduction in balances owed to the former shareholders producing $4,000 in reduced interest expense, a decrease in interest expense associated with accrued property taxes, short-term affiliate loans, capital leases and financial institution service charges, all in the aggregate of approximately $31,000; and a reduction of interest earnings on affiliate advances in the amount of $174,000.

During 1999, the Company changed its accounting procedures for start-up costs related to the transition from Hilton Hotel Corporation to Westin Hotels and Resorts. This change in accounting policy resulted in a one-time write-off of $1,673,000 in 1999.

Income Tax Status

Reference is made to the Notes to Consolidated Financial Statements regarding income taxes.

Financial Condition and Liquidity

The Company’s working capital at December 31, 2001, exclusive of assets held for sale (inclusive of debt in default in the approximate of $78,975,000), was a deficit of $89,761,000 and the Company’s cash flow from operational sources are currently tight. The Company has failed to timely pay its primary mortgage obligations from the October requirements and subsequent periods. The Company typically experiences seasonal fluctuation in its net working capital position without significantly impairing its ability to pay trade creditors in a timely manner and satisfy its financial obligations in an orderly fashion. As a result of the default notice received from GTA (see Note 7 of the Consolidated Financial Statements), our revolving credit facility with Wells Fargo Credit Corporation was terminated by Wells Fargo on May 23, 2002.

As of July 2002, the Company is seeking to negotiate a Settlement Agreement with GTA. In connection with the proposed Settlement Agreement, the Company would transfer to GTA the resort property, three condominium apartments located at the Innisbrook Resort, the Company’s GTA stock and OP unit interests, and all rights, title and interests of the Company under existing contracts and agreements. In addition, the Company would provide a limited indemnity to defend and hold harmless GTA (and its affiliates) from and against any and all costs, liabilities, claims, losses, judgments or damages arising out of or in connection with the Class Action Lawsuit, as well as liabilities accruing on or before the closing date relating to employee benefits and liabilities for contracts or agreements not disclosed by the Company to GTA. In return, it is anticipated that GTA would deliver to the Company a duly executed release. No Settlement Agreement has yet been signed and no terms are definite. Neither GTA nor any of its affiliates is under any obligation to continue negotiating with the Company or to execute the Settlement Agreement and could initiate foreclosure proceedings and pursue its other remedies at any time.

As a result of the additional cash sources and GTA settlement issue described above, the Company assesses its liquidity as unsatisfactory. Failure to reach a settlement with GTA will seriously impair the Company’s ability to continue as a going concern.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

The Registrant does not have significant market risk with respect to foreign currency exchanges or other market rates. The Registrant’s debt has a fixed contractual interest rate through the year 2027 and, accordingly, fluctuations in interest rates are not expected to affect financial results.

Item 8.   Financial Statements and Supplementary Data

Exhibits

99.1	President Certification required under Section 906 of Sarbanes-Oxley Act of 2002.

99.2	Principal Financial Officer Certification required under Section 906 of Sarbanes-Oxley Act of 2002.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

The registrant does not believe its accounting principals are subject to significant estimates which would materially impair its financial results.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10.   Directors and Executive Officers of the Registrant

Name / Position	Age	Five-Year Principal Occupation

Merrick R. Kleeman President, Secretary and Director	38	Managing Director, Starwood Capital Group

Jeffrey R. Rosenthal* Senior Vice President	50	Chief Operating Officer, Starwood Capital Group
(April 1997 – present)
Chief Financial Officer, Reyes Holdings
(February 1996 – April 1997)
Chief Financial Officer, JBM Realty
		Company (December 1987 – February 1996)

Jerome C. Silvey Senior Vice President	44	Chief Financial Officer, Starwood Capital Group

Keith Wilt Vice President and Treasurer	49	Vice President and Treasurer, Golf Host Resorts, Inc. (August 1999 – Present) Chief Financial Officer, The Suncoast Companies (March 1997 – August 1999) Consultant (January 1995 – March 1997)

Robert Geimer Vice President and Secretary	35	Vice President, Starwood Asset Management (April 1998 — present)

All directors and officers serve a one-year term or until their successors are elected.

*Resigned effective 06/01/02

Item 11. Executive Compensation

All items for Golf Host Resorts, Inc., except those set forth below, have been omitted as not applicable or not required.

Summary Compensation Table

The following table sets forth the remuneration paid, distributed or accrued by Golf Host Resorts, Inc. and its parent, Golf Hosts, Inc., during the three years in the period ended December 31, 2001, to the Company’s executive officers.

				Other	All Other
Name and Principal Position	Fiscal	Salary and		Annual	Compensation
Golf Host Resorts, Inc.	Year	Commission	Bonus	Compensation	(3)

Merrick R. Kleeman (1)	2001	$—	$—	$—	$—
President	2000	$—	$—	$—	$—
	1999	$—	$—	$—	$—
Jerome C. Silvey	2001	$—	$—	$—	$—
Senior Vice President	2000	$—	$—	$—	$—
	1999	$—	$—	$—	$—
Robert Geimer (1)	2001	$—	$—	$—	$—
Vice President and Secretary	2000	$—	$—	$—	$—
	1999	$—	$—	$—	$—
R. Keith Wilt (1) & (2)	2001	$—	$—	$—	$—
Vice President and Treasurer	2000	$—	$—	$—	$—
	1999	$—	$—	$—	$—
Richard L. Akin (1) & (3)	1999	$—	$—	$—	$—
Vice President and Treasurer

1)	Total of annual salary and bonus was not greater than $125,000 for the years where dollar amounts are not presented.
2)	R. Keith Wilt became an officer August 1, 1999.
3)	Resigned effective May 31, 1999

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

As part of the terms of the management agreement for Innisbrook, Westin guaranteed minimum cash flow to Innisbrook. The terms of the agreement provide that if incentive cash flow, as defined, is less than the minimum annual payment, as defined, for the operating year, Westin will advance Innisbrook the shortage up to $2.5 million with the advance being repayable when the Company has available cash, as defined. In addition, the Company signed an agreement under which Westin will provide 50% of the funding for approved capital expenditures incurred subsequent to the Acquisition in excess of $6 million, plus 50% of capital expenditures in excess of capital reserve requirements on an annual basis, as defined. The aggregate amounts outstanding, including accounts payable, were approximately $13,895,000 and $9,073,000 for the year ended December 31, 2001 and December 31, 2000, respectively.

During 2000, the Company dividended the assets and liabilities of Tamarron of approximately $6,200,000, net, to GHI, who contributed them to Golf Host II, Inc., a wholly owned subsidiary of GHI. Concurrently with the dividend of Tamarron, the Company entered into a lease agreement whereby Golf Host II, Inc. (“GH II”) leased Tamarron to the Company. Rent is payable in the amount of $1 per annum and the Company assumes responsibility for Tamarron’s net income (loss), as defined by the lease agreement. Effective November 19, 2001 Tamarron was sold and the Company has no remaining responsibility under the lease and rental pool agreements.

(b)	Certain Business Relationships

None

(c)	Indebtedness of Management

None

(d)	Transactions with Promoters

Not applicable

Part IV

Item 14.   Controls & Procedures

Within the 90 days prior to the date of this report, the Registrant’s management, including the Chief Executive officer, the Principal Financial Officer and the Registrant’s agent (Westin North American Management Company), carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Registrant’s Chief Executive Officer and the Principal Financial Officer concluded that the Registrant’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Registrant’s periodic SEC filings.

There have been no significant changes in the Registrant’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Principal Financial Officer carried out this evaluation.

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

None.

(c)		Exhibits

Financial statement schedules required by this Item are listed in the index appearing in Item 8 of this report.

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

GOLF HOST RESORTS, INC.

Date:	December 10, 2002	By:	/s/ Merrick Kleeman

Merrick Kleeman President

Date:	December 10, 2002	By:	/s/ R. Keith Wilt

R. Keith Wilt Vice President & Treasurer (Principal Financial Officer)

SECTION 302 CERTIFICATION

CERTIFICATION

I, R. Keith Wilt, certify that:

1.	I have reviewed this annual report on Form 10-K of Golf Host Resorts, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure control procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our more recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 10, 2002	/s/ R. Keith Wilt

		Name: Title:	R. Keith Wilt Vice President & Treasurer (Principal Financial Officer)

SECTION 906 CERTIFICATION

CERTIFICATION

(pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002)

In connection with the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 of Golf Host Resorts, Inc. (the “Company”) as filed with the U.S. Securities and Exchange Commission (the “Commission”) on the date hereof (the “Report”) and pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Merrick Kleeman, President of the Company, certify, that:

1)	the Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934, as amended; and

2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/s/ R. Keith Wilt

Name: Title: Date:	R. Keith Wilt Vice President & Treasurer (Principal Financial Officer) December 10, 2002

SECTION 302 CERTIFICATION

CERTIFICATION

I, Merrick Kleeman, certify that:

1.	I have reviewed this annual report on Form 10-K of Golf Host Resorts, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure control procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our more recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 10, 2002	/s/ Merrick Kleeman

		Name: Title:	Merrick Kleeman President

SECTION 906 CERTIFICATION

CERTIFICATION
(pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002)

In connection with the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 of Golf Host Resorts, Inc. (the “Company”) as filed with the U.S. Securities and Exchange Commission (the “Commission”) on the date hereof (the “Report”) and pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Merrick Kleeman, President of the Company, certify, that:

1)	the Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934, as amended; and

2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/s/ Merrick Kleeman

Name: Title: Date:	Merrick Kleeman President December 10, 2002

Report of Independent Certified Public Accountants

To the Shareholder and Board of Directors of Golf Host Resorts, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholder’s deficit and of cash flows present fairly, in all material respects, the financial position of Golf Host Resorts, Inc. and subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for start-up costs in 1999.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the notes to the consolidated financial statements, the Company has suffered recurring losses from operations, has negative working capital and has a shareholder’s deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. Additionally, as described in Notes 7 and 10, the Company has defaulted under the terms of its debt agreement and is a defendant to a class action lawsuit. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Tampa, Florida

March 29, 2002, except for the information in Note 7, for which the date is December 10, 2002

Golf Host Resorts, Inc. and Subsidiary

Balance Sheets

	December 31,

	2001	2000

Assets
Current assets:
Cash	$665,402	$565,400
Restricted cash	1,413,326	1,219,289
Accounts receivable, net	2,056,232	4,865,607
Other receivables	37,530	543,651
Inventories and supplies	1,070,280	1,606,935
Prepaid expenses and other assets	613,962	197,399

	5,856,732	8,998,281
Assets held for sale	—	2,435,000

	5,856,732	11,433,281
Intangibles, net	13,323,572	17,376,706
Property and equipment, net	40,180,206	41,768,369
Other assets	509,215	483,788

Total assets	$59,869,725	$71,062,144

Liabilities and Shareholder’s Deficit
Current liabilities:
Debt due within one year	$79,562,698	$862,058
Accounts payable	7,762,297	8,614,179
Line of credit	—	667,141
Accrued payroll costs	772,296	830,072
Accrued interest	2,263,163	817,047
Other payables and accrued expenses	2,775,026	3,076,854
Deposits and deferred revenue	2,695,273	3,461,783
Due to related parties	48,428	3,572,690

	95,879,181	21,901,824
Debt due after one year	51,213	82,239,239
Other long-term liabilities	12,205,203	7,869,858
Deferred income taxes	1,255,000	1,770,467

Total liabilities	109,390,597	113,781,388

Shareholder’s deficit:
Common stock, $1 par, 5,000 shares authorized, issued and outstanding	5,000	5,000
5.6% cumulative preferred stock, $1 par, 4,577,000 shares authorized, issued and outstanding	4,577,000	4,577,000
Paid-in capital	(8,487,323)	(13,557,000)
Accumulated deficit	(45,615,549)	(33,744,244)

Total shareholder’s deficit	(49,520,872)	(42,719,244)

Total liabilities and shareholder’s deficit	$59,869,725	$71,062,144

The accompanying notes are an integral part of these consolidated financial statements.

Golf Host Resorts, Inc. and Subsidiary

Consolidated Statements of Operations

	Year ended December 31,

	2001	2000	1999

Revenues:
Resort facilities	$16,286,752	$18,892,485	$21,194,045
Food and beverage	12,965,848	17,468,331	17,558,360
Golf	13,320,099	14,131,982	15,008,103
Other	5,146,238	6,013,636	5,892,132

	47,718,937	56,506,434	59,652,640

Costs and operating expenses:
Resort facilities	11,810,655	13,430,355	14,898,705
Food and beverage	9,034,212	10,465,882	11,019,695
Golf	6,570,304	7,403,772	6,994,183
Other	9,342,146	10,710,260	11,240,764
General and administrative	5,226,262	6,043,701	6,796,954
Depreciation and amortization	3,886,360	4,310,973	4,010,448
Provision for intangible impairment	3,000,000	7,441,000	—

	48,869,939	59,805,943	54,960,749

Loss on assets held for sale and leased asset	455,729	2,006,407	1,008,996

Operating (loss) income	(1,606,731)	(5,305,916)	3,682,895
Interest, net	9,263,315	9,500,714	9,206,634

Loss before income tax benefit and cumulative effect of change in accounting principle	(10,870,046)	(14,806,630)	(5,523,739)
Income tax benefit	515,467	—	—

Loss before cumulative effect of change in accounting principle	(10,354,579)	(14,806,630)	(5,523,739)
Cumulative effect of change in accounting principle	—	—	(1,673,168)

Net loss	(10,354,579)	(14,806,630)	(7,196,907)
Dividend requirements on preferred stock	256,312	256,312	256,312

Net loss available to common shareholder	$(10,610,891)	$(15,062,942)	$(7,453,219)

The accompanying notes are an integral part of these consolidated financial statements.

Golf Host Resorts, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholder’s Deficit

	$1 Par Value		5.6% Cumulative				Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 1999	5,000	$5,000	4,577,000	$4,577,000	$(13,557,000)	$(12,481,706)	$(21,456,706)
Net loss available to common shareholder	—	—	—	—	—	(15,062,942)	(15,062,942)
Distribution to shareholder						(6,199,596)	(6,199,596)

Balance, December 31, 2000	5,000	5,000	4,577,000	4,577,000	(13,557,000)	(33,744,244)	(42,719,244)
Net loss available to common shareholder	—	—	—	—	—	(10,610,891)	(10,610,891)
Forgiveness of operating deficits (Note 9)	—	—	—	—	5,069,677	—	5,069,677
Contribution from shareholder	—	—	—	—	—	2,667,921	2,667,921
Distribution to shareholder					—	(3,928,335)	(3,928,335)

Balance, December 31, 2001	5,000	$5,000	4,577,000	$4,577,000	$(8,487,323)	$(45,615,549)	$(49,520,872)

The accompanying notes are an integral part of these consolidated financial statements.

Golf Host Resorts, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Year ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net loss	$(10,354,579)	$(14,806,630)	$(7,196,907)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for bad debts	126,442	100,300	100,300
Depreciation and amortization	3,886,360	4,310,973	4,010,448
Provision for intangible impairment	3,000,000	7,441,000	—
Write-off of start-up costs	—	—	1,673,168
Gain on sale of asset held for sale	(1,164,911)	—	—
Income tax benefit	(515,467)	—	—
Changes in operating assets and liabilities:
(Increases) decreases in:
Restricted cash	(194,037)	(900,429)	386,437
Accounts receivable and other receivables	3,189,054	(697,194)	2,037,319
Inventories and supplies	536,655	148,517	301,998
Prepaid expenses and other assets	(416,563)	(65,283)	929,552
Increases (decreases) in:
Accounts payable	(851,882)	3,574,954	3,247,051
Accrued payroll costs	(57,776)	(69,678)	(303,490)
Accrued interest	1,446,116	125,782	(6,438)
Other payables and accrued expenses	(301,828)	(137,467)	(106,027)
Deposits and deferred revenue	(766,510)	620,745	(816,875)
Due to related parties	1,289,103	1,321,733	1,278,816

Cash (used in) provided by operating activities	(1,149,823)	967,323	5,535,352

Cash flows from investing activities:
Increases in other assets	(25,427)	(167,937)	(114,296)
Purchases of property and equipment	(1,526,163)	(1,351,796)	(2,838,892)
(Increase) decrease in assets held for sale	(47,624)	—	4,049,706
Proceeds from sale of asset held for sale	3,928,635	—	—
Additions to note receivable from GHI	—	—	(662,593)
Payments on notes receivable from GHI	—	—	2,012,416

Cash provided by (used in) investing activities	2,329,421	(1,519,733)	2,446,341

Cash flows from financing activities:
Additional borrowings on existing debt	—	33,028	331,780
Repayment of existing debt	(3,487,386)	(306,313)	(381,824)
Repayments on line of credit	(667,141)	(1,442,175)	(1,723,127)
Distribution to shareholder	(3,928,335)	—	(6,969,256)
Contribution from shareholder	2,667,921	—	—
Increases in other long-term liabilities	4,335,345	2,701,830	814,485

Cash (used in) provided by financing activities	(1,079,596)	986,370	(7,927,942)

Net increase in cash	100,002	433,960	53,751
Cash, beginning of period	565,400	131,440	77,689

Cash, end of period	$665,402	$565,400	$131,440

Noncash financing and investing activities:
Satisfaction of preferred stock dividend requirement through the intercompany account	$256,312	$256,312	$256,312
Capital lease obligations	—	23,270	1,222,700
Dividend of Tamarron to Golf Host II, Inc.	—	6,199,596	—
Settlement with previous owners	—	1,249,843	—
Forgiveness of operating deficits	5,069,677	—	—
Transfer of fixed assets to asset held for sale	281,100	—	—
Other information:
Interest paid in cash	$7,781,358	$9,015,013	$8,479,738

The accompanying notes are an integral part of these consolidated financial statements.

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2001 and 2000

1.	Organization, Business and Liquidity

Golf Host Resorts, Inc. (the “Company”) is a wholly owned subsidiary of Golf Host Inc. (GHI) and owns The Westin Innisbrook Resort (“Innisbrook”) in Tarpon Springs, Florida and, through November 18, 2001, operated the Sheraton Tamarron Resort (“Tamarron”) in Durango, Colorado (the “Resorts”). The Resorts offer championship quality golf facilities, restaurant and conference facilities, and related resort facilities. A majority of the condominium apartment owners at the Resorts provide their units as resort accommodations under rental pool lease operations.

On June 23, 1997, TM Golf Hosts, Inc. (“TMGHI”) acquired the Company (the “Acquisition”). The purchase price was approximately $66,333,000, including assumption of certain liabilities. For financial statement purposes, the acquisition was accounted for as a purchase and accordingly, the purchase price was allocated based upon the fair value of assets and liabilities acquired.

During 2000, the Company dividended the assets and liabilities of Tamarron of approximately $6,200,000, net, to GHI, who contributed them to Golf Host II, Inc., a wholly owned subsidiary of GHI. Concurrently with the dividend of Tamarron, the Company entered into a lease agreement whereby Golf Host II, Inc. (“GH II”) leased Tamarron to the Company. Rent is payable in the amount of $1 per annum and the Company assumed responsibility for Tamarron’s net income (loss), as defined by the lease agreement. Effective November 19, 2001, Tamarron was sold and the Company has no remaining responsibility under the lease and rental pool agreements (Note 9).

During 2000, the previous owners were released from all continuing claims under the Acquisition and the previous owners amended and restated the mortgage note from $4,418,000 to $3,168,000. The write-down under the terms of the amended mortgage note, net of balances due from the previous owners was approximately $655,000, which was recorded as a reduction of intangible assets. On November 19, 2001, the Tamarron property was sold and the remaining balance of the mortgage note was paid in full (Note 7).

Golf Host Condominium, Inc. (“GHC”), a wholly owned subsidiary of the Company, was formed on December 1, 1997. GHC’s assets consist of three Innisbrook condominiums. A lease agreement between Lost Oaks, L.P., a related party to the Company, and Golf Trust of America, L.P. (“GTA”), the Company’s primary lender, is secured by 89.1% of the stock of GHC and the stock of Golf Host, Inc. (“GHI”), the parent of the Company.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has negative working capital at December 31, 2001 of approximately $89,800,000 (inclusive of debt in default in the amount of $78,975,000) and has incurred losses for each of the periods since the Acquisition. Additionally, as described in Note 7, the Company failed to make scheduled interest payments beginning with October 2001, has defaulted under the terms of its debt agreement and is a defendant to a class action lawsuit.

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2001 and 2000

Management is seeking to negotiate a settlement agreement with its lender (Note 7). In addition, management has developed and implemented a plan to increase total resort revenues through targeting guests likely to utilize more resort amenities and continues to review its operating costs to determine where cost savings can be achieved. The Company has an agreement with Westin Hotel Company (“Westin”) whereby cash deficiencies, as limited and defined by the agreement, arising from the Innisbrook operation will be temporarily funded by Westin (Note 11).

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term highly liquid investments with a purchased maturity of three months or less to be cash equivalents. At December 31, 2001 and 2000, the balance represents cash restricted for capital improvements and cash collected on behalf of the former shareholders.

Accounts Receivable

Accounts receivable represents amounts due from resort guests and is net of allowances of $192,000 and $81,000 for doubtful accounts at December 31, 2001 and 2000, respectively.

Inventories and Supplies

The Company records inventories and supplies at the lower of first-in, first-out cost or market.

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2001 and 2000

Assets Held for Sale

During 2000, the Company dividended the assets and liabilities of Tamarron, an asset acquired at acquisition and held for sale. At December 31, 2000, assets held for sale was a land parcel at Innisbrook. On May 4, 2001, the Company sold the remaining land parcel at Innisbrook included in assets held for sale as of December 31, 2000 for $4,578,000. Net proceeds of $3,928,000 were distributed by the Company to its shareholder.

Property and Equipment

Property and equipment are stated at cost, less accumulated deprecation and amortization. Costs of maintenance and repairs of property and equipment used in operations are charged to expense as incurred, while renewals and betterments are capitalized. When property and equipment are replaced, retired or otherwise disposed of, the costs are deducted from the asset and accumulated depreciation accounts. Gains or losses on sales or retirements of buildings, vehicles and certain golf course and recreational facilities are recorded in income. Gains or losses on sales or retirements of all other property and equipment are recorded in the applicable accumulated depreciation accounts in accordance with the composite method.

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

Long-Lived Assets

Statement of Financial Accounting Standards (“FAS”) No. 121 (“FAS 121”), Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the discounted cash flows.

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2001 and 2000

Intercompany Allocations and Advances

The Company reimburses GHI for administrative and other expenses based on estimated time and expenses incurred. Amounts charged were approximately $293,000, $203,000 and $514,000, for the years ended December 31, 2001, 2000, and 1999, respectively, of which $1,423,000 and $1,130,000 was payable to GHI at December 31, 2001 and 2000.

Revenue

Revenue from resort operations is recognized as the related service is performed. Revenue includes rental revenues generated from condominium units owned by third parties participating in the rental pool lease operations. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, interest, real estate taxes and maintenance would have been incurred. Instead, costs and operating expenses include distributions of approximately $6,322,000, $7,352,000 and $8,102,000 for the years ended December 31, 2001, 2000 and 1999, to the rental pool participants, respectively.

Interest, Net

The Company’s cash management policy is to utilize cash resources to minimize net interest expense, through either temporary cash investments or reductions in existing interest-bearing obligations. Accordingly, temporary cash investments and interest income vary from period to period. Interest expense is net of interest income of approximately $35,200, $85,200 and $12,200 for the years ended December 31, 2001, 2000 and 1999, respectively.

Employee Benefit Plans

GHI maintains a defined contribution Employee Thrift and Investment Plan (the “Plan”) which provides retirement benefits for all eligible employees who have elected to participate. Employees must fulfill a 90-day service requirement to be eligible. The Company currently matches one half of the first 6% of an employee’s contribution. Company contributions approximated $209,000, $215,000 and $212,000, for the years ended December 31, 2001, 2000 and 1999, respectively, and are fully funded.

Reclassifications

Certain prior year balances have been reclassified to conform with current year presentation.

New Accounting Pronouncements

On October 3, 2001, the FASB issued FASB Statement No. 144 (“FAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 excludes goodwill from its scope and, therefore, eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001. All of the Company’s intangible assets have been specifically identified and will continue to be amortized over their remaining useful lives.

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2001 and 2000

3.	Accounting Change

In 1999, the Company adopted Accounting Standards Executive Committee Statement of Position 98-5 (“SOP 98-5”), “Reporting on the Costs of Start-Up Activities,” effective for fiscal years beginning after December 15, 1998. Previously, the Company capitalized start-up costs and amortized these costs over a five-year useful life. In accordance with SOP 98-5, the Company expensed these costs amounting to $1,673,000 to operations during 1999. The initial application of SOP 98-5 has been reported as a cumulative effect of a change in accounting principle in the consolidated financial statements.

4.	Property and Equipment

Property and equipment consists of the following:

	December 31,

	2001	2000

Land and land improvements	$6,420,231	$6,405,463
Buildings	12,271,599	11,904,743
Golf courses and recreational facilities	16,534,687	16,542,399
Machinery and equipment	10,480,541	9,681,713
Capital leases	1,385,565	1,385,565
Construction in progress	2,260,613	2,477,380

	49,353,236	48,397,263
Less accumulated depreciation	(9,173,030)	(6,628,894)

	$40,180,206	$41,768,369

Construction in progress (“CIP”) consists of costs incurred while constructing resort amenities. Interest costs of approximately $50,000 and $80,000 were capitalized to CIP for the years ended December 31, 2001 and 2000, respectively.

Depreciation expense of approximately $2,833,000, $2,789,000 and $2,458,000 was recorded for the years ended December 31, 2001, 2000 and 1999, respectively.

5.	Intangible Assets

Resulting from the Acquisition, a resort intangible of approximately $30,400,000, relating to acquiring an operating resort property with an existing rental pool agreement, was recorded and is being amortized on a straight-line basis over 20 years. Amortization expense for all intangible assets was approximately $1,053,000, $1,522,000 and $1,553,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

During the year ended December 31, 2000, the Company recorded a provision for intangible impairment of approximately $7,441,000. The Company experienced significant changes in business and market conditions, which led to declines in the results of operations and the number of participants in the rental pool. Due to these changes, the Company concluded that impairment had occurred. An impairment charge was required because estimated fair value of the intangible was less than its carrying value.

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2001 and 2000

During 2001, the Company has continued to experience significant declines in business associated both with its corporate and transient customers. Advance bookings for 2002 and subsequent years continue to lag behind the Company’s historical results and from all indications, does not appear to indicate a reversal of that trend in the foreseeable future. As a result, the Company has again had to evaluate its carrying value of the intangible asset. Proforma cash flow estimates have been developed based upon expected business levels, which indicate that further impairment of the intangible has occurred. Consequently, the Company has recognized an additional $3,000,000 impairment of the intangible asset during 2001.

6.	Other Accounts Payable and Accrued Expenses

Other accounts payable and accrued expenses consist of the following:

	December 31,

	2001	2000

Rental pool lease distribution	$959,360	$1,576,517
Taxes, other than income taxes	1,359,911	1,030,411
Other	455,755	469,926

	$2,775,026	$3,076,854

7.	Line of Credit and Notes Payable

	December 31,

	2001	2000
Line of credit
Revolving line of credit limited to a percentage of qualifying accounts receivable with interest at the prime rate plus 0.75% (5.5% at December 31, 2001); (in default)	$—	$667,141

Notes payable
Participating mortgage note at varying pay rates maturing in 2027 (in default)	$69,975,000	$69,975,000
$9,000,000 participating mortgage note credit facility (in default)	9,000,000	9,000,000
Mortgage note at 6.34%, maturing in 2002	—	3,167,921
Capital leases ranging from 1.89% to 17.37%	638,911	958,376

	79,613,911	83,101,297
Less current maturities	79,562,698	862,058

	$51,213	$82,239,239

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2001 and 2000

At December 31, 2001 and 2000, approximately $2,980,000 and $2,313,000 was available under the $3,000,000 accounts receivable line of credit, net of a $20,000 reserve. Effective May 23, 2002, this credit facility has been terminated by the lender as a result of the GTA default.

Concurrent with the Acquisition, the Company obtained a $78,975,000 note payable from GTA. The note payable has two components: a $69,975,000 participating mortgage note and a $9,000,000 credit facility. The note payable is guaranteed by GHI and secured by substantially all assets other than Innisbrook’s accounts receivable.

The note payable agreement stipulates that Additional Collateral is released when the ratio of Innisbrook’s Net Operating Income equals or exceeds a coverage ratio to Debt Service, as defined. The coverage ratio was not met for the years ended December 31, 2001, 2000 or 1999. The agreement defines unpledged GTA shares and/or the proceeds of the sale of these shares as Additional Collateral.

The participating mortgage note was used to finance the Company’s Acquisition and purchase of GTA stock. The participating mortgage note calls for initial annual interest payments of $6,739,063 with an annual 5% increase in the interest payment commencing January 1, 1998 and continuing each year through 2002. Interest, payable monthly, has been recorded using the effective interest method. The effective interest rate is approximately 11.5% over the life of the note payable. In addition, the participating mortgage note calls for participation payments based upon levels of revenue, as defined, of the Innisbrook property (“Participating Interest”). No participating interest has been incurred for the three years ending December 31, 2001.

Principal on the GTA note payable is due at maturity on June 23, 2027. Upon expiration or earlier termination of the participating mortgage note, GTA has the option to purchase Innisbrook at fair market value.

The $9,000,000 credit facility bears interest initially at a 9.75% fixed rate with an annual 5% interest escalator commencing January 1, 1998 (11.53%, 11.03% and 10.51% for the years ended December 31, 2001, 2000 and 1999, respectively) and continuing each year through 2002. As of December 31, 2001, the Company has drawn the full $9,000,000 available under this facility.

On May 22, 2001, GTA, the lender on the $78,975,000 note payable, announced that its shareholders approved a plan for its liquidation. The impact of GTA’s plan of its liquidation on the Company, if any, is uncertain. Additionally, the Company was informed by GTA on November 29, 2001 that the Company is in default on the $78,975,000 note payable with GTA arising from the Company’s failure to pay the October 2001 interest payment and all subsequent principal and interest payments. GTA has asserted its right to accelerate payment of the total outstanding principal amounts.

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2001 and 2000

As of November 2002, the Company is seeking to negotiate a Settlement Agreement with GTA. In connection with the proposed Settlement Agreement, the Company would transfer to GTA the resort property, three condominium units located at the Innisbrook Resort, the acquired interest in GTA stock and operations held by the parent, and all rights, title and interests of the Company under existing contracts and agreements. In addition, the Company would provide a limited indemnity to defend and hold harmless GTA (and its affiliates) from and against any and all costs, liabilities, claims, losses, judgments or damages arising out of or in connection with the Class Action Lawsuit, as well as liabilities accruing on or before the closing date relating to employee benefits and liabilities for contracts or agreements not disclosed by the Company to GTA. In return, it is anticipated that GTA would deliver to the Company a duly executed release. A Settlement Agreement has yet to be signed and no terms are definite. Neither GTA nor any of its affiliates is under any obligation to continue negotiating with the Company or to execute the Settlement Agreement and could initiate foreclosure proceedings and pursue its other remedies at any time.

The Company incurred interest expense of $9,084,000, $9,227,000 and $9,005,000 on the GTA note payable during the years ended December 31, 2001, 2000 and 1999 of which $5,448,000 and $3,838,000 was payable at December 31, 2001 and 2000. Accrued interest is classified as current as a result of default and results from the effective interest method discussed above.

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

The Company obtained a $5,000,000 mortgage note on June 20, 1997, collateralized by certain assets at Innisbrook, from the previous owners as a part of the acquisition. The note bore interest at a fixed rate of 6.34% with interest payable quarterly. The Company incurred interest expense of $162,000, $240,000 and $291,000 for the years ended December 31, 2001, 2000 and 1999, of which $0 and $6,100 was payable at December 31, 2001 and 2000. This note was paid in full commensurate with the sale of the Tamarron property (Note 9).

The Company has leased property under capital leases expiring in 2003. Principal payments under the leases are payable as follows: 2002 — $609,000 and 2003 — $30,000.

8.	Income Taxes

On April 17, 1998, the Company filed an election with the Internal Revenue Service to change its tax status to a Qualified Subchapter S Subsidiary effective February 3, 1998. As a result of this election, all applicable deferred tax liabilities have been removed from the balance sheet and reflected as an extraordinary item in the consolidated statements of operations. The remaining deferred tax liability represents the estimated liability for taxes to be paid on built-in gains associated with the planned sale of assets within the statutory 10-year period from Acquisition. During 2001, certain of these assets were sold, resulting in an income tax benefit of $515,000.

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2001 and 2000

No valuation allowance is provided on deferred tax assets as management believes it is more likely than not that such assets will be realized upon sale of its assets held for sale. Under the Internal Revenue Code, if certain substantial changes in the Company’s ownership occur, there are annual limitations on utilization of loss carryforwards.

	December 31,

	2001	2000

Deferred income taxes consist of the following:
Deferred income tax asset:
Net operating loss	$331,875	$1,113,700
Deferred income tax liability:
Basis difference in property and intangible assets	(1,586,875)	(2,884,167)

Total deferred income tax liability	$(1,255,000)	$(1,770,467)

9.	Tamarron’s Results of Operations

The Company assumed responsibility for the Net Income (Loss), as defined, of Tamarron under the terms of the lease agreement between the Company and Golf Host II, Inc., for the period of lease inception through November 18, 2001. The net loss is included in loss on assets held for sale and leased asset in the statement of operations:

		For the 203-day
	For the period ended	period ended
	November 18, 2001	December 31, 2000

Revenue:
Hotel	$2,843,360	$2,280,871
Food and beverage	1,926,520	1,472,584
Golf	1,753,375	1,271,125
Other	1,815,138	1,012,459

	8,338,393	6,037,039

Costs & operating expense:
Hotel	1,106,787	886,966
Food & Beverage	1,392,295	1,143,930
Golf	824,233	561,612
Other	2,701,941	1,799,372
General and administrative	3,751,385	2,471,298
Interest expense	100,108	47,181

	9,876,749	6,910,359

Net loss	$(1,538,356)	$(873,320)

On November 19, 2001, GH II, an affiliated company and lessor of Tamarron, sold Tamarron. A portion of the proceeds were used to settle the remaining balance due under the $5 million mortgage note from the previous owners (Note 7), which has been accounted for as a capital contribution to the Company. In conjunction with the sale, the accumulation of operating deficits not funded by the Company was forgiven by GH II. The unfunded accumulated operating deficits totaled $5,070,000 and were recorded as an adjustment to paid-in-capital.

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2001 and 2000

10.	Commitments and Contingencies

Rental Pool Distribution

The Company offered, effective January 1, 1998, a separate Guaranteed Distribution Master Lease Agreement (“GMLA”) to Innisbrook participants. Among other things, the GMLA provides for an equal sharing between the Company and Innisbrook participants of Adjusted Gross Revenues and includes as deductions from the Gross Income Distribution, as defined, a 5.5% Management Fee and a 3% Marketing Fee. The Company also guaranteed that distributions will not be less than an amount which approximates the 1996 Gross Income Distribution, as prorated based upon Weighted Days Pool Participation, as defined. No amounts were required to be paid under the guarantee for the years ended December 31, 2001 and 2000. The GMLA has a noncancelable term through 2011 with an annual rental pool participation election by individual unit owners. Subsequent to December 31, 2001, a revised MLA was presented to the rental pool participants, effective January 1, 2002 (Note 12).

Legal

The Company has been named as a defendant in a consolidated class action lawsuit whereby the plaintiffs allege breaches of contract, including breaches in connection with the Rental Pool Master Lease Agreement. The plaintiffs are seeking unspecified damages and declaratory judgment declaring that the plaintiffs are entitled to participate in the rental pool if one exists and a limitation of golf course access to persons who are either condominium owners, members, their accompanied guests, or guests of the resort. Deposition of class members and others, including depositions of prior executives of Golf Host Resorts, have been taken and additional discovery remains. A court date has been set for February 3, 2003. As this litigation is still in its early stages, the Company is not yet able to determine whether the resolution of this matter will have a material adverse effect on the Company’s financial condition or results of operations although the Company believes it has successful defenses based upon consultations with legal counsel and intends to vigorously defend this action.

The Company, in the normal course of operations, is also subject to claims and lawsuits by employees, guests and vendors. The Company does not believe that the ultimate resolution of these matters will materially impair operations or have an adverse effect on the Company’s financial position and results of operations.

11.	Westin Agreements

Westin became manager of Innisbrook effective July 15, 1997, for a 20-year term unless terminated earlier. Westin receives annual management fees, based on revenues of Innisbrook, and certain cost reimbursements. Westin’s management fee amounted to $716,000, $885,000 and $893,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Westin management agreement requires the Company to maintain a capital replacement fund based on a percentage of gross revenues. The Company contributed $1,845,000 and $2,292,000 for the years ended December 31, 2001 and 2000, respectively, and an additional $435,000 is payable to the fund at December 31, 2001. At December 31, 2001 and 2000, the capital replacement fund has a balance of $708,000 and $971,000 and is included in restricted cash in the accompanying consolidated balance sheets.

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2001 and 2000

In April 1998, the Company signed an agreement under which Westin will provide 50% of the funding for approved capital expenditures incurred subsequent to the Acquisition in excess of the annual capital replacement fund requirements defined above in addition to providing 50% of the funding for the initial capital requirements over $6,000,000, as defined.

Additionally, under the terms of the Innisbrook management agreement, Westin guarantees a minimum cash flow to Innisbrook. The agreement provides that if Incentive Cash Flow, as defined, is less than the Minimum Annual Payment, as defined, for the operating year, then Westin will fund a non-interest bearing advance to Innisbrook for the shortage up to $2,500,000, with the advance being repayable when the Company has Available Cash, as defined. As of December 31, 2001 and 2000, $9,015,000 and $6,515,000 had been advanced to the Company and are included in other long-term liabilities.

Amounts payable to Westin of $4,880,000 and $2,558,000 at December 31, 2001 and 2000, include management fees and certain cost reimbursements and are included in other payables and accrued expenses at December 31, 2001 and 2000.

12.	Subsequent Events

A new MLA (“NMLA”) has been presented to the rental pool participants, effective January 1, 2002. On an annual basis, beginning in 2002, each condominium owner will elect to participate in either the NMLA or the GMLA. As of December 31, 2001, 602 rental units have elected participation in the NMLA and 3 in the GMLA. The NMLA provides for Adjusted Gross Revenues, as defined, to be divided 40% to the Innisbrook rental pool participants and 60% to the Company. In addition, the Company has agreed as part of the NMLA, to reimburse participants in the NMLA for up to 50% of actual unit refurbishment costs. If the Company proves unsuccessful in its defenses in the class-action lawsuit, any rental pool participant who elects, subject to the NMLA, will forego reimbursement by the Company for renovations equal to their pro-rata amount of the class-action settlement proceeds.

Report of Independent Certified Public Accountants

To Golf Host Resorts, Inc. and the Lessors of the
Innisbrook Rental Pool Lease Operation

In our opinion, the accompanying balance sheets and the related statements of operations and of changes in participants’ fund balance present fairly, in all material respects, the financial position of the Innisbrook Rental Pool Lease Operation at December 31, 2001 and 2000, and the results of its operations and the changes in participants’ fund balance for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the rental pool’s operators; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 of the notes to financial statements, the Innisbrook Rental Pool Lease Operation is party to lease agreements with an affiliated entity, whose ability to continue as a going concern is in substantial doubt.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Tampa, Florida

March 29, 2002

Innisbrook Rental Pool Lease Operation

Balance Sheets — Distribution Fund

	December 31,

	2001	2000

Assets
Receivable from Golf Host Resorts, Inc. for distribution	$948,703	$1,579,097
Interest receivable from Maintenance Escrow Fund	17,408	45,643

	$966,111	$1,624,740

Liabilities and Participants’ Fund Balance
Due to participants for distribution	$763,301	$1,285,558
Due to Maintenance Escrow Fund	202,810	339,182

	$966,111	$1,624,740

The accompanying notes are an integral part of these financial statements.

Innisbrook Rental Pool Lease Operation

Balance Sheets — Maintenance Escrow Fund

	December 31,

	2001	2000

Assets
Cash and cash equivalents	$1,242,415	$1,472,396
Short-term investments	1,330,000	1,045,000
Construction in progress	—	11,484
Receivable from Distribution Fund	202,810	339,182
Carpet Care Receivable	13,692	—
Interest receivable	13,925	27,301

	$2,802,842	$2,895,363

Liabilities and Participants’ Fund Balance
Accounts payable	$58,976	$760,544
Construction retainage	—	154,419
Interest payable to Distribution Fund	17,408	45,643
Carpet reserve	—	4,856
Participants’ fund balance	2,726,458	1,929,901

	$2,802,842	$2,895,363

The accompanying notes are an integral part of these financial statements.

Innisbrook Rental Pool Lease Operation

Statements of Operations — Distribution Fund

	For the year ended December 31,

	2001	2000	1999

Gross revenues	$15,835,503	$18,551,171	$20,563,724

Deductions:
Agents’ commissions	680,868	898,800	1,189,691
Credit card fees	184,577	124,314	153,233
Audit fees	14,500	13,000	13,000

	879,945	1,036,114	1,355,924

Adjusted gross revenues	14,955,558	17,515,057	19,207,800
Management fee	(7,453,477)	(8,727,226)	(9,570,271)

Gross income distribution	7,502,081	8,787,831	9,637,529
Adjustments to gross income distribution:
Management fee	(824,353)	(962,083)	(1,065,487)
Marketing fee	(449,648)	(524,772)	(581,174)
Miscellaneous pooled expenses	(61,930)	(73,619)	(98,886)
Corporate complimentary occupancy fees	39,372	49,264	35,305
Westin Associate room fees	92,150	77,678	59,927
Occupancy fees	(1,382,734)	(1,628,544)	(1,713,493)
Advisory Committee expenses	(181,065)	(38,806)	(29,242)

Net income distribution	4,733,873	5,686,949	6,244,479
Adjustments to net income distribution:
Occupancy fees	1,382,734	1,628,544	1,713,493
Hospitality suite fees	—	217	324
Greens fees	8,023	8,596	9,753
Additional participation credits	2,730	2,910	3,720

Amount available for distribution to participants	$6,127,360	$7,327,216	$7,971,769

The accompanying notes are an integral part of these financial statements.

Innisbrook Rental Pool Lease Operation

Statements of Changes in Participants’ Fund Balance — Distribution Fund

	For the year ended December 31,

	2001	2000	1999

Balance, beginning of year	$—	$—	$—
Additions:
Amounts available for distribution to participants	6,127,360	7,327,216	7,971,769
Interest earned from Maintenance Escrow Fund	87,635	207,604	174,805
Reductions:
Amounts withheld for Maintenance Escrow Fund	(1,233,501)	(1,450,443)	(1,547,718)
Amounts accrued or paid to participants	(4,981,494)	(6,084,377)	(6,598,856)

Balance, end of year	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Innisbrook Rental Pool Lease Operation

Statements of Changes in Participants’ Fund Balance — Maintenance Escrow Fund

	For the year ended December 31,

	2001	2000	1999

Balance, beginning of year	$1,929,901	$7,021,346	$2,505,110
Additions:
Amounts withheld from occupancy fees	1,233,501	1,450,443	1,526,064
Interest earned	87,635	207,604	174,805
Other cost reimbursement	397,412	—	—
Charges to participants to establish or restore escrow balances	313,553	424,020	4,815,118
Reductions:
Maintenance charges	(545,432)	(635,188)	(1,340,680)
Refurbishment costs	—	(5,523,364)	—
Carpet care reserve deposit	(20,842)	(73,831)	(57,487)
Interest accrued or paid to Distribution Fund	(87,635)	(207,604)	(174,805)
Refunds to participants due under Lease Agreements	(581,635)	(733,525)	(426,779)

Balance, end of year	$2,726,458	$1,929,901	$7,021,346

The accompanying notes are an integral part of these financial statements.

Innisbrook Rental Pool Lease Operation

Notes to Financial Statements

1.	Rental Pool Lease Operation and Rental Pool Lease Agreements

Organization and Operations

The Innisbrook Rental Pool Lease Operation (the “Rental Pool”) consists of condominiums at the Westin Innisbrook Resort (“Innisbrook”) which are provided as resort accommodations by their owners. The condominium owners (“Participants”) have entered into Annual Rental Pool Lease Agreements (“ALAs”) and either a Master Lease Agreement (“MLA”) or, effective January 1, 1998, a Guaranteed Distribution Master Lease Agreement (“GMLA”), which define the terms and conditions related to each ALA with Golf Host Resorts, Inc. (“GHR”), the lessee of the Rental Pool. The MLA, GMLA and ALAs are referred to collectively as the “Agreements.” The ALAs expire at the end of each calendar year and the MLA and GMLA remain in effect through December 31, 2001 and December 31, 2011, respectively. As of January 1, 2002, on an annual basis, each condominium owner will elect to participate in either a new MLA or the GMLA (Note 5).

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

GHR, the lessee of the Rental Pool, has experienced recurring net losses and working capital deficiencies, which creates substantial doubt about GHR’s ability to continue as a going concern. The continuation of the Rental Pool lease agreement is contingent upon the continuation of operations of Innisbrook. GHR is evaluating its financial position and plans for the continuity of its operations and funding of its current obligations.

Computation and Allocation of Earnings

Under the GMLA, Participants and GHR share equally in Adjusted Gross Revenues, while GHR receives as deductions from the Gross Income Distribution a 5.5% Management Fee, a 3% Marketing Fee and Miscellaneous Pooled Expenses comprised of linen and other pooled expenses. The GMLA guarantees Rent (Net Income Distribution plus Occupancy and Hospitality Suite Fees) will not be less than an amount which approximates the 1996 Gross Income Distribution, as prorated based upon Weighted Days Pool Participation, as defined. In 2001 and 2000, no amounts were paid under the guarantee. The GMLA also guarantees a noncancelable term through 2011 with an annual rental pool participation election.

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

Innisbrook Rental Pool Lease Operation

Notes to Financial Statements

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

Under the MLA and GMLA, a percentage of the Occupancy Fees are deposited into the carpet care reserve in the Maintenance Escrow Fund which will bear the expenses of carpet cleaning for all Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually. The amounts expended for carpet care were $45,000, $56,000 and $68,000 for 2001, 2000 and 1999, respectively. These expenditures were in excess of the carpet care reserve for 2000 and 1999.

GHR places the maintenance escrow funds on behalf of the participants as instructed by the Lessors’ Advisory Committee and in compliance with restrictions in the Agreements. The Lessors’ Advisory Committee consists of nine Participants elected to advise GHR in Rental Pool matters. Income earned on these investments is allocated proportionately to Participants’ Maintenance Escrow Fund accounts and paid quarterly through the Distribution Fund. Included in cash and cash equivalents at December 31, 2001 are certificates of deposit of $380,000, maturing between January 2002 and March 2002, and bearing interest at rates from 2.0% to 2.75%. Included in short-term investments at December 31, 2001 are certificates of deposit of

Innisbrook Rental Pool Lease Operation

Notes to Financial Statements

$1,330,000, maturing between January 2002 and September 2002, and bearing interest at rates from 2.3% to 4.3%, with the remainder held in a money market account. Included in cash and cash equivalents at December 31, 2000 are certificates of deposit of $760,000, maturing between January 2001 and March 2001, and bearing interest at rates from 6.2% to 6.3%, with the remainder held in a money market account. Included in short-term investments at December 31, 2000 are certificates of deposit of $1,045,000, maturing between February 2001 and August 2001, and bearing interest at rates from 6.2% to 6.85%. At December 31, 2001 and 2000, cost of these investments approximates fair value.

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

2.	Summary of Significant Accounting Policies

Basis of Accounting

The accounting records of the funds are maintained on the accrual basis of accounting

Use of Estimates

Preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions which affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

No federal or state taxes have been reflected in the accompanying financial statements as the tax effect of fund activities accrued to the Participants and shareholder of GHR.

Reclassifications

Certain prior year balances have been reclasssified to conform with current year presentation.

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

Innisbrook Rental Pool Lease Operation

Notes to Financial Statements

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

Effective January 1, 2002, the Company replaced the MLA, which expired on December 31, 2001, with a new Master Lease Agreement (“NMLA”). The NMLA provides for Adjusted Gross Revenues, as defined, to be divided 40% to the Innisbrook participants and 60% to the Company. At December 31, 2001, 605 condominium owners had elected to participate in the NMLA while 13 had elected to participate or remain in the GMLA.

Report of Independent Certified Public Accountants

To Golf Host Resorts, Inc. and the Lessors of the
Tamarron Rental Pool Lease Operation

In our opinion, the accompanying balance sheets and the related statements of operations and of changes in participants’ fund balance present fairly, in all material respects, the financial position of the Tamarron Rental Pool Lease Operation at November 18, 2001 and December 31, 2000, and the results of its operations and the changes in participants’ fund balance for the 322 day period ending November 18, 2001 and each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the rental pool’s operators; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Sheraton Tamarron Resort was sold on November 19, 2001 to an unaffiliated entity who assumed all responsibility under the Tamarron Rental Pool Lease Operation.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Tampa, Florida

September 13, 2002

Tamarron Rental Pool Lease Operation

Balance Sheets — Distribution Fund

	November 18,	December 31,
	2001	2000

Assets
Cash	$1,000	$1,000
Receivable from Golf Host Resorts, Inc. for distribution	39,828	181,539
Interest receivable from Maintenance Escrow Fund	235	1,549

	$41,063	$184,088

Liabilities and Participants’ Fund Balance
Due to participants for distribution	$42	$152,957
Due to Maintenance Escrow Fund	41,021	31,131
	$41,063	$184,088

The accompanying notes are an integral part of these consolidated financial statements.

Tamarron Rental Pool Lease Operation

Balance Sheets — Maintenance Escrow Fund

	November 18,	December 31,
	2001	2000

Assets
Cash and cash equivalents	$200,869	$129,635
Due from Distribution Fund	41,021	31,131
Inventory:
Linen	51,900	16,496
Materials and supplies	13,090	7,306
Deposits	4,467	6,292

	$311,347	$190,860

Liabilities and Participants’ Fund Balance
Accounts payable	$259	$14,597
Interest payable to Distribution Fund	235	1,549
Participants’ fund balance	310,853	174,714

	$311,347	$190,860

The accompanying notes are an integral part of these consolidated financial statements.

Tamarron Rental Pool Lease Operation

Statements of Operations — Distribution Fund

	For the 322 day
	period ended	For the year ended
	November 18,	December 31,
	2001	2000	1999

Gross revenues	$2,629,193	$3,098,682	$3,385,651
Deductions:
Agents’ commissions	64,569	78,378	95,409
Sales and marketing expenses	197,189	232,401	253,924
Audit fees	11,501	13,000	13,000

	273,259	323,779	362,333

Adjusted gross revenues	2,355,934	2,774,903	3,023,318
Management fee	(1,299,441)	(1,458,618)	(1,511,659)

Gross income distribution	1,056,493	1,316,285	1,511,659
Adjustments to gross income distribution:
Corporate complimentary occupancy fees	3,494	3,794	2,236
Occupancy fees	(348,874)	(311,856)	(317,383)
Designated items	(76,919)	(44,827)	(103,558)
Advisory Committee expenses	(10,497)	(6,044)	(8,684)

Pooled income	623,697	957,352	1,084,270
Adjustments to pooled income:
Occupancy fees	348,874	311,856	317,383

Amount available for distribution to participants	$972,571	$1,269,208	$1,401,653

The accompanying notes are an integral part of these consolidated financial statements.

Tamarron Rental Pool Lease Operation

Statements of Changes in Participants’ Fund Balance — Distribution Fund

	For the 322 day
	period ended	For the year ended
	November 18,	December 31,
	2001	2000	1999

Balance, beginning of year	$—	$—	$—
Additions:
Amounts available for distribution to participants	972,571	1,269,209	1,401,654
Interest earned from Maintenance Escrow Fund	3,092	4,364	2,195
Reductions:
Amounts withheld for Maintenance Escrow Fund	(174,437)	(155,935)	(158,700)
Amounts accrued or paid to participants	(801,226)	(1,117,638)	(1,245,149)

Balance, end of year	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Tamarron Rental Pool Lease Operation

Statements of Changes in Participants’ Fund Balance — Maintenance Escrow Fund

	For the 322 day
	period ended	For the year ended
	November 18,	December 31,
	2001	2000	1999

Balance, beginning of year	$174,714	$188,338	$174,111
Additions:
Amounts withheld from occupancy fees	174,437	155,935	158,700
Interest earned	3,092	4,364	2,195
Reimbursement of designated items	76,920	44,827	103,559
Charges to participants to establish or restore escrow balances	156,305	230,778	74,372
Reductions:
Maintenance and inventory charges	(164,467)	(366,945)	(190,025)
Refurbishing charges	—	—	5,447
Interest accrued or paid to Distribution Fund	(3,092)	(4,364)	(2,195)
Designated items	(76,919)	(44,827)	(103,559)
Refunds to participants as prescribed by Master Lease Agreement	(30,137)	(33,392)	(34,267)

Balance, end of year	$310,853	$174,714	$188,338

The accompanying notes are an integral part of these consolidated financial statements.

Tamarron Rental Pool Lease Operation

Notes to Financial Statements

1.	Rental Pool Lease Operation and Rental Pool Lease Agreement

Organization and Operations

The Tamarron Rental Pool Lease Operation (the “Rental Pool”) consists of condominiums at Sheraton Tamarron Resort, which are provided as resort accommodations by their owners. The condominium owners (“Participants”) have entered into Annual Rental Pool Lease Agreements (“ALAs”) and a Master Lease Agreement (“MLA”), which define the terms and conditions related to each ALA, with Golf Host Resorts, Inc. (“GHR”), the lessee of the Rental Pool. The MLA and ALAs are referred to collectively as the “Agreements.” The ALAs expire at the end of each calendar year and the MLA will remain in effect through December 31, 2003.

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

During 2000, GHR dividended the assets and liabilities of Tamarron to its parent, Golf Host, Inc., who contributed them to Golf Host II, Inc. (“GH II”), a wholly-owned subsidiary of GHI. On November 19, 2001, GH II sold Tamarron to a third-party who assumed responsibility under the Agreements. As a result, GHR has no remaining responsibility under the terms of the Agreements.

Computation and Allocation of Earnings

Participants and GHR share Adjusted Gross Revenues in accordance with the terms of the Agreements. Adjusted Gross Revenues consist of revenues earned from rental of condominiums, net of Sales and Marketing expenses (limited to 7.5% of Gross Revenues), agents’ commissions (not to exceed 5.5% of Gross Revenues) and audit fees. GHR receives a Management Fee equal to 50% of Adjusted Gross Revenues.

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

Funds deposited in the Maintenance Escrow Fund are invested on behalf of the Participants. Income earned on these investments is allocated proportionately to Participants’ Maintenance Escrow Fund accounts and paid quarterly through the Distribution Fund. Cash and cash equivalents at November 18, 2001 and December 31, 2000 consists of an interest bearing demand account.

2.	Summary of Significant Accounting Policies

Basis of Accounting

The accounting records of the funds are maintained on the accrual basis of accounting

Use of Estimates

Preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions which affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

No federal or state taxes have been reflected in the accompanying financial statements as the tax effect of fund activities accrued to the Participants and the shareholder of GHR.

3.	Linen and Materials and Supplies Inventory

Linen amortization and the cost of Participants’ actual usage of certain supplies, collectively referred to as Designated Items, are charged to all Participants as a group and allocated to Participants based upon their Participation Factors. Linen inventory is stated at cost, less accumulated amortization of $50,000 and $59,000 at November 18, 2001 and December 31, 2000, respectively. Linen amortization is computed on the straight-line method over an estimated useful life of 24 months.

Materials and supplies inventories consist primarily of minor apartment furnishings and appliances carried at cost, determined on a first-in, first-out basis. The costs of such items, not considered Designated Items, are charged to Participants’ individual Maintenance Escrow Fund accounts based on actual usage.