Form 10-Q
period 2002-03-31
GOLF HOST RESORTS INC
filed 2003-03-06
CIK 42429

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

For Quarter Ended March 31, 2002

Commission File no. 2-64309

GOLF HOST RESORTS, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-0631130

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

36750 US 19 N., Palm Harbor, Florida 34684

(Address of principal executive offices) (Zip Code)

(727) 942-2000

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for the past 90 days. — Yes   ☒    No   ☐

     Issuer has no common stock subject to this report.

PART I — FINANCIAL INFORMATION

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
CONSOLIDATED BALANCE SHEETS

ASSETS
(Substantially all pledged)

	March 31,	December 31,
	2002	2001

	(unaudited)
CURRENT ASSETS:
Cash	$2,807,795	$665,402
Restricted cash	517,421	1,413,326
Accounts receivable, net	4,393,182	2,056,232
Other receivables	46,419	37,530
Inventories and supplies	981,532	1,070,280
Prepaid expenses and other assets	649,639	613,962

Total current assets	9,395,988	5,856,732
INTANGIBLES, net	13,155,744	13,323,572
PROPERTY AND EQUIPMENT, net	39,504,089	40,180,206
OTHER ASSETS	516,535	509,215

	$62,572,356	$59,869,725

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDER’S DEFICIT

	March 31,	December 31,
	2002	2001

	(unaudited)
CURRENT LIABILITIES:
Debt due within one year	$79,533,089	$79,562,698
Accounts payable	7,306,287	7,762,297
Accrued payroll costs	976,179	772,296
Accrued interest	7,794,837	2,263,163
Other payables	3,717,202	2,775,026
Deposits and prepaid fees	2,228,010	2,695,273
Due to related parties	64,384	48,428

Total current liabilities	101,619,988	95,879,181
DEBT DUE AFTER ONE YEAR	—	51,213
OTHER LONG-TERM LIABILITIES	9,015,009	12,205,203
DEFERRED INCOME TAXES	1,255,000	1,255,000

Total liabilities	111,889,997	109,390,597

SHAREHOLDER’S DEFICIT
Common stock, $1 par, 5,000 shares authorized, issued, and outstanding	5,000	5,000
5.6% cumulative preferred stock, $1 par, 4,577,000 shares authorized, issued, and outstanding	4,577,000	4,577,000
Paid-in capital	(8,487,323)	(8,487,323)
Accumulated deficit	(45,412,318)	(45,615,549)

Total shareholder’s deficit	(49,317,641)	(49,520,872)

Total liabilities and shareholder’s deficit	$62,572,356	$59,869,725

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Quarters Ended March 31,

	2002	2001

REVENUES:
Resort facilities	$5,018,165	$7,780,255
Food and beverage	3,593,430	5,334,599
Golf	4,556,741	5,784,160
Other	1,302,492	1,926,638

	14,470,828	20,825,652

COST AND OPERATION EXPENSES:
Resort facilities	3,340,963	4,851,535
Food and beverage	2,392,376	3,215,893
Golf	1,585,600	1,970,617
Other	2,424,139	2,902,072
General and administrative	1,217,178	1,606,649
Depreciation and amortization	872,829	968,284

	11,833,085	15,515,050

INCOME BEFORE LOSS ON LEASED ASSET	2,637,743	5,310,602
LOSS ON LEASED ASSET	—	664,681
INTEREST, NET	2,370,435	2,421,198

NET INCOME	267,308	2,224,723
DIVIDEND REQUIREMENTS ON PREFERRED STOCK	64,077	64,077

NET INCOME AVAILABLE TO COMMON SHAREHOLDER	$203,231	$2,160,646

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S DEFICIT

	$1 Par Value		5.6% Cumulative
	Common Stock		Preferred Stock				Total
					Paid-In	Retained	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2000	5,000	$5,000	4,577,000	$4,577,000	$(13,557,000)	$(33,744,244)	$(42,719,244)
Net loss allocated to common shareholder	—	—	—	—	—	(10,610,891)	(10,610,891)
Forgiveness of operating deficits	—	—	—	—	5,069,677	—	5,069,677
Contribution from shareholder	—	—	—	—	—	2,667,921	2,667,921
Distribution to shareholder	—	—	—	—	—	(3,928,335)	(3,928,335)

Balance, December 31, 2001	5,000	5,000	4,577,000	4,577,000	(8,487,323)	(45,615,549)	(49,520,872)
Net income allocated to common shareholder	—	—	—	—	—	203,231	203,231

Balance, March 31, 2002 (unaudited)	5,000	$5,000	4,577,000	$4,577,000	$(8,487,323)	$(45,412,318)	$(49,317,641)

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(unaudited)

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before dividend requirements on preferred stock	$267,308	$2,224,723
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	872,829	968,284
Provision for bad debts	223,933	149,063
Changes in operating working capital	1,018,607	(2,113,984)

Cash provided by operations	2,382,677	1,228,086

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)/decrease in other assets	(7,320)	369,801
Purchases of property and equipment	(28,886)	(214,793)

Cash (used in)/provided by investing activities	(36,206)	155,008

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of existing debt	(80,822)	(88,761)
Repayment of line of credit	—	(667,141)
(Decreases)/increases in other long-term liabilities	(123,256)	71,056

Cash used in financing activities	(204,078)	(684,846)

NET INCREASE IN CASH	2,142,393	698,248
CASH, BEGINNING OF PERIOD	665,402	565,400

CASH, END OF PERIOD	$2,807,795	$1,263,648

NONCASH FINANCING AND INVESTING ACTIVITIES:
The Company satisfied its preferred stock dividend liability to GHI through the intercompany account	$64,077	$64,077

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The financial statements for December 31, 2001 were prepared assuming the Company will continue as a going concern. As discussed in the notes to consolidated financial statements on Form 10-K dated December 31, 2001, the Company has suffered recurring losses from operations, has negative working capital and has a shareholder’s deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in the footnotes. Additionally, as described in Note 7 of the notes to consolidated financial statements on Form 10-K, the Company has defaulted under the terms of its debt agreement and Golf Host, Inc. (the Company’s parent company) is a defendant to a class action lawsuit. These financial statements do not include any adjustments that might result from the outcome of the uncertainties.

These financial statements and related notes are presented for interim periods in accordance with the requirements of Form 10-Q and, consequently, do not include all disclosures normally provided in the Company’s Annual Report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The accompanying consolidated balance sheet for March 31, 2002, and consolidated statements of operations and cash flows for the periods ended March 31, 2002 and 2001, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

The Company’s business is seasonal. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal years.

(2)  INTANGIBLE ASSETS

The Company recorded at closing in 1997, a resort intangible asset of approximately $30,400,000. This intangible related to the purchase of the Innisbrook Resort, which contained an existing rental pool agreement and a recently executed management agreement with Westin Hotels. The intangible is being amortized over twenty years on a straight-line basis. Amortization expense for all intangible assets was approximately $168,000 and $386,000 for the three months ended March 31, 2002 and March 31, 2001, respectively.

As noted in the Company’s 10-K for December 31, 2001, management had determined that due to declining demand in the resort business and reduced rental pool participation which led to declines in operating results, impairment had occurred. At December 31,

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) INTANGIBLE ASSETS

2000, an impairment charge of $7,441,000 was recorded. As a result of the continued decline in destination golf resort business during 2001 and the events of September 11, 2001, the Company determined that further impairment had occurred and consequently had recognized an additional $3,000,000 impairment charge during the quarter ended September 30, 2001.

(3) DEBT

Debt consists of the following:

	March 31,	December 31,
	2002	2001

Participating mortgage note at varying pay rates maturing in 2027 (in default)	$69,975,000	$69,975,000
$9,000,000 participation mortgage note credit facility (in default)	9,000,000	9,000,000
Capital leases	558,089	638,911

	79,533,089	79,613,911
Less current maturities	(79,533,089)	(79,562,698)

	$—	$51,213

(4) CONTINGENCIES

Golf Hosts, Inc., the Company’s parent, has been named as a defendant in a consolidated class action lawsuit whereby the plaintiffs allege breaches of contract, including breaches in connection with the Rental Pool Master Lease Agreement. The plaintiffs are seeking unspecified damages and declaratory judgment stating that the plaintiffs are entitled to participate in the rental pool if one exists and a limitation of golf course access to persons who are either condominium owners, members, their accompanied guests, or guests of the resort. Deposition of class members and others, including depositions of prior executives of Golf Host Resorts, have been taken and additional discovery remains. The previously scheduled trial date of February 3, 2002 has been postponed by the Court; a new trial date has not yet been set. As this litigation continues, the Company is not yet able to determine whether the resolution of this matter will have a material adverse effect on the Company’s financial condition or results of operations although the Company believes Golf Hosts, Inc. has successful defenses based upon consultations with legal counsel and intends to vigorously defend this action.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) TAMARRON’S RESULTS OF OPERATIONS

The Company assumed responsibility for the net income (loss) of Tamarron under the terms of the lease agreement between the Company and Golf Host II, Inc. entered into during 2000. The net loss is as follows and is included in loss on leased asset in the statement of operations:

Quarter ended
March 31, 2001

Revenue:
Hotel	$654,127
Food and beverage	513,680
Golf	169,449
Other	499,100

1,836,356

Costs & operating expense:
Hotel	276,496
Food and beverage	361,835
Golf	97,668
Other	664,511
General and administrative	1,071,205
Interest expense	29,322

2,501,037

Net loss	$(664,681)

On November 19, 2001, GH II, an affiliated company and lessor of Tamarron, sold Tamarron for $9,500,000. A portion of the proceeds were contributed to the Company as a capital contribution and were used to settle the remaining balance due under the $5,000,000 mortgage note from the previous owners.

GOLF HOST RESORTS, INC.
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The comparative results for 2001 exclude the activities of the Tamarron Resort, which the Company assumed responsibility for the net income (loss) under the terms of a lease agreement entered into between the Company and Golf Host II during 2000. Golf Host II sold the Tamarron Resort on November 19, 2001. The exclusion of Tamarron’s results allows for an appropriate comparison on a period to period basis for the Innisbrook property.

During the first quarter of 2002, business results reflect our customers’ increased caution and concerns about travel subsequent to the 9/11 tragedy. Total room nights at the Innisbrook property were down 9,055 or 23.7% as a result of our contingency of business segment having postponed or reduced their travel budget and plans. This decrease was primarily driven by our group business sector as the actual group room nights were down 8,834 or 29.5%. Group meeting planners are scheduling meetings for shorter durations and the booking window has been reduced from 12 to 18 months to 6 to 12 months. It is also more difficult to get these customers to commit to booking time at the resort due to their perception of the uncertain U.S. economy. Coupled with the reduction in room nights, average guest spending dropped from $544.87 to $496.15 per room night for the comparative periods. The combination of reduced room nights and spending per room night produced gross revenue reductions of $6,355,000 or 30.5%. In an effort to respond to these unsatisfactory changes, the Company aggressively reduced operating expenses, in the aggregate of $3,682,000 or 23.7%, in order to manage performance for the first quarter of 2002. The reduction in revenue and the Company’s inability to offset its fixed costs of operating the Innisbrook property resulted in a net reduction of operating income before income (loss) leased assets of $2,638,000.

Interest expense of approximately $2,370,000 in 2002 is relatively consistent with the 2001 amount of $2,421,000. The Company continues to accrue its monthly interest liability associated with the Golf Trust of America participating mortgage even though it has been unable to make the cash payments of principal and interest beginning with the October 1, 2001 due date. The Company is still negotiating with Golf Trust and expects to arrive at an amicable solution before the end of first half of 2003. Note 7 of the Company’s 2001 10-K and the Financial Condition and Liquidity discussion provide a more detailed description regarding this mortgage.

During the quarter, the Company has set aside $580,000 to be utilized for capital improvements. Expenditures during the quarter include $109,000 that have been utilized to fund golf cart, golf course equipment, computer equipment and food & beverage equipment leases. In addition, $19,000 was used for maintenance and minor repairs on the food and beverage facilities.

Financial Condition and Liquidity

The Company’s working capital position inclusive of loans in default in the amount of $78,975,000, has decreased to approximately $89,157,000 as of March 31, 2002. An $865,000 improvement in working capital from the December 31, 2001 deficit of $90,022,000 is primarily the result of net income after interest of $203,000.

The Company experiences seasonal fluctuations in operations, which impact its net working capital position. Fluctuations in working capital have been managed in the past through the utilization of a $3,000,000 accounts receivable revolving credit line. As described below, the company has defaulted on its mortgage obligation to Golf Trust of America (“GTA”). As a result of that default, Wells Fargo Business Credit, Inc. elected to terminate their credit line with Golf Host Resorts effective May 23, 2002. While the company has utilized this credit line to facilitate short-term cash needs in past years, its utilization during 2002 has been limited. The Resort will attempt to develop a replacement facility upon completion of the loan settlement agreement. Management believes that the Company will have to restructure the GTA loan for the economic viability of the Resort.

GOLF HOST RESORTS, INC.
Management’s Discussion and Analysis
of Finanical Condition and Results of Operations

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Continued

In order to preserve its legal position, GTA has asserted its right to accelerate payments of the total outstanding principal and interest amounts and continues to negotiate a settlement as described below. As of January, 2003. The Company is seeking to negotiate a Settlement Agreement with GTA. In connection with the proposed Settlement Agreement, the Company would transfer to GTA the resort property, three condominium properties located at the Innisbrook Resort, the Company’s GTA stock interests, and all rights, title and interests of the Company under existing contracts and agreements. In addition, the Company would provide a limited indemnity to defend and hold harmless GTA (and its affiliates) from and against any and all costs, liabilities, claims, losses, judgments or damages arising out of or in connection with the Class Action Lawsuit, as well as liabilities accruing on or before the closing date related to employee benefits and liabilities for contracts or agreements not disclosed by the Company to GTA. In return, it is anticipated the GTA would deliver to the Company a duly executed release. No Settlement Agreement has yet been signed and no terms are definite. Neither GTA nor any of its affiliates is under any obligation to continue negotiating with the Company or to execute the Settlement Agreement and could initiate foreclosure proceedings and pursue its other remedies at any time.

As noted in the Company’s 10-K for December 31, 2001, management determined that due to declining demand in the hotel golf resort business and reduced rental pool participation which led to declines in operating results, impairment had occurred. At December 31, 2000, an impairment charge of $7,441,000 was recorded. As a result of the continued decline in destination golf resort business during 2001 and the events of September 11, 2001, the Company determined that further impairment had occurred and, consequently, recognized an additional $3,000,000 impairment during the quarter ended September 30, 2001.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Registrant does not have significant market risk with respect to foreign currency exchanges or other market rates. The Registrant’s debt has a fixed contractual interest rate through the year 2027 and, accordingly, fluctuations in interest rates are not expected to affect financial results.

ITEM 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Registrant’s management, including the Chief Executive Officer, the Principal Financial Officer and the Registrant’s agent (Westin North American Management Company), carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Registrant’s Chief Executive Officer and the Principal Financial Officer concluded that the Registrant’s disclosure controls and procedures are effective in timely alerting them to material information to be included in the Registrant’s periodic SEC filings.

There have been no significant changes in the Registrant’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Principal Financial Officer carried out this evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Golf Hosts, Inc. the Company’s parent, has been named as a defendant in a consolidated class action lawsuit whereby the plaintiffs allege breaches of contract, including breaches in connection with the Rental Pool Master Lease Agreement. The plaintiffs are seeking unspecified damages and declaratory judgment stating that the the plaintiffs are entitled to participate in the rental pool if one exists and a limitation of golf course access to persons who are either condominium owners, members, their accompanied guest, or guests of the resort. Deposition of class members and others, including depositions of prior executives of Golf Host Resorts, have been taken and additional discovery remains. The previously scheduled trial date of February 3, 2002 has been postponed by the Court; a new trial date has not yet been set. As this litigation continues, the Company is not yet able to determine whether the resolution of this matter will have a material adverse effect on the Company’s financial condition or results of operations although the Company believes Golf Hosts, Inc. has successful defenses based upon consultations with legal counsel and intends to vigorously defend this action.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Pursuant to an agreement with the SEC staff, included in the 10-Q filing are unaudited financial statements of the Innisbrook Rental Pool Lease Operation for the quarters ended March 31, 2002 and 2001 and of the Tamarron Rental Pool Lease Operation for the quarter ended March 31, 2001.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are included in this Form 10-Q:

99.1	President Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.2	Principal Financial Officer Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) The Registrant did not file Form 8-K during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLF HOST RESORTS, INC.

Date: March 6, 2003	By:	/s/ Merrick Kleeman

Merrick Kleeman President

Date: March 6, 2003	By:	/s/ R. Keith Wilt

R. Keith Wilt Vice President and Treasurer (Principal Financial Officer)

RENTAL POOL LEASE OPERATION

The following unaudited financial statements of the Innisbrook Rental Pool Lease Operation (the Rental Pool) are for the quarters ended March 31, 2002 and 2001.

The operation of the Rental Pool is tied closely to that of Golf Host Resorts, Inc. (the Company), and provide for distribution of a percentage of the Company’s room revenues, as defined in the Rental Pool Master Lease Agreements (“MLA”), to participating condominium owners (Participants).

Effective January 1, 2002, the Company replaced the MLA, which expired on December 31, 2001, with a new Mater Lease Agreement (“NMLA”). The NMLA provides for Adjusted Gross Revenues, as defined, to be divided 40% to the Innisbrook participants and 60% to the Company. At December 31, 2001, 605 condominium owners had elected to participate in the NMLA while 13 had elected to participate or remain in the Guaranteed Distribution Master Lease Agreement (“GMLA”).

The Innisbrook Rental Pool Operation is party to lease agreements with an affiliated entity, whose ability to continue as a going concern is in substantial doubt.

The operation of the Rental Pool is more fully discussed in Form 10-K, for the fiscal year ended December 31, 2001 (file No. 2-64309).

INNISBROOK RENTAL POOL LEASE OPERATION
BALANCE SHEETS

DISTRIBUTION FUND

	March 31,
	2002	December 31,
	(unaudited)	2001

ASSETS
RECEIVABLE FROM GOLF HOST RESORTS, INC. FOR DISTRIBUTION	$1,790,798	$948,703
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	15,856	17,408

	$1,806,654	$966,111

LIABILITIES AND PARTICIPANTS’ FUND BALANCES
DUE TO PARTICIPANTS FOR DISTRIBUTION	1,480,977	763,301
DUE TO MAINTENANCE ESCROW FUND	325,677	202,810

	$1,806,654	$966,111

MAINTENANCE ESCROW FUND
ASSETS
CASH AND CASH EQUIVALENTS	$2,806,956	$1,242,415
SHORT-TERM INVESTMENTS	2,185,000	1,330,000
RECEIVABLE FROM DISTRIBUTION FUND	325,677	202,810
CONSTRUCTION WORK IN PROGRESS	7,284	—
CARPET CARE RECEIVABLE	23,576	13,692
INTEREST RECEIVABLE	9,012	13,925

	$5,357,505	$2,802,842

LIABILITIES AND PARTICIPANTS’ FUND BALANCES
ACCOUNTS PAYABLE	$2,820	$58,976
INTEREST PAYABLE TO DISTRIBUTION FUND	15,856	17,408
PARTICIPANTS’ FUND BALANCES	5,338,829	2,726,458

	$5,357,505	$2,802,842

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of the Rental Pool Operation, include all adjustments which are necessary for a fair presentation.

INNISBROOK RENTAL POOL LEASE OPERATION
STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
(unaudited)

DISTRIBUTION FUND

	Year-to-Date

	2002	2001

GROSS REVENUES	$4,927,742	$7,267,850

DEDUCTIONS:
Agents’ commissions	194,790	298,642
Credit card fees	116,319	51,265
Audit fees	4,562	3,625
Uncollectable room rents	16,132	—
Linen replacements	42,921	—
Rental pool complimentary fees	795	—

	375,519	353,532

ADJUSTED GROSS REVENUES	4,552,223	6,914,318
MANAGEMENT FEE	(2,728,932)	(3,446,207)

GROSS INCOME DISTRIBUTION	1,823,291	3,468,111
ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
Management fee	(1,412)	(378,788)
Marketing fee	(770)	(206,612)
Miscellaneous pooled expense	(92)	(22,130)
Corporate complimentary occupancy fees	3,818	10,796
Interest (Paragraph 3.1 (3))	(3,183)	—
Westin Associate room fees	22,736	24,059
Occupancy fees	(361,863)	(484,363)
Advisory Committee expenses	(55,451)	(36,626)

NET INCOME DISTRIBUTION	1,427,074	2,374,447
ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	361,863	484,363
Hospitality suite fees	1,861	—
Greens fees	—	3,874
Additional participation credit	—	720

AMOUNT AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$1,790,798	$2,863,404

Average daily distribution	$35.32	$49.76
Average room rate	$168.96	$190.15
Occupied room nights	29,166	38,221
Available room nights	50,707	57,549
Occupancy percentage	57.5%	66.4%
Average number of available units	563	639

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of the Rental Pool Operation, include all adjustments which are necessary for a fair presentation.

INNISBROOK RENTAL POOL LEASE OPERATION
STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
(unaudited)

DISTRIBUTION FUND

	Year-to-date

	2002	2001

BALANCE, beginning of period	$—	$—
ADDITIONS:
Amount available for distribution	1,790,798	2,863,404
Interest received or receivable from Maintenance Escrow Fund	15,856	24,172
REDUCTIONS:
Amounts withheld for Maintenance Escrow Fund	(325,677)	(432,074)
Amounts accrued or paid to participants	(1,480,977)	(2,455,502)

BALANCE, end of period	$—	$—

MAINTENANCE ESCROW FUND
BALANCE, beginning of period	$2,726,458	$1,929,901
ADDITIONS:
Amounts withheld from occupancy fees	325,677	432,074
Interest earned	15,856	24,172
Other cost reimbursement	—	397,412
Charges to participants to establish or restore escrow balances	4,176,234	222,168
REDUCTIONS:
Maintenance charges	(172,738)	(161,024)
Refurbishment Phase II	(1,152,467)	—
Carpet care reserve deposit	(14,475)	(24,219)
Interest accrued or paid to Distribution Fund	(15,856)	(24,172)
Refunds to participants as prescribed by the master lease agreements	(549,860)	(57,806)

BALANCE, end of period	$5,338,829	$2,738,506

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of the Rental Pool Operation, include all adjustments which are necessary for a fair presentation.

RENTAL POOL LEASE OPERATION

The following unaudited financial statements of the Tamarron Rental Pool Lease Operation (the Rental Pool) are for the quarter ended March 31, 2001.

The operation of the Rental Pool was tied closely to that of Golf Host Resorts, Inc. (the Company), and provided for distribution of a percentage of the Company’s room revenues, as defined in the Rental Pool Master Lease Agreement, to participating condominium owners (Participants).

On November 19, 2001, Golf Host II, Inc., owners of Tamarron, sold the Tamarron Resort for $9,500,000.

The operation of the Rental Pool is more fully discussed in Form 10-K, for the fiscal year ended December 31, 2001 (file No. 2-64309).

TAMARRON RENTAL POOL LEASE OPERATION
BALANCE SHEETS

DISTRIBUTION FUND

March 31,
2001

(unaudited)
ASSETS
CASH	$1,000
RECEIVABLE FROM GOLF HOST RESORTS, INC. FOR DISTRIBUTION	263,981
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	1,123

$266,104

LIABILITIES AND PARTICIPANTS’ FUND BALANCES
DUE TO PARTICIPANTS FOR DISTRIBUTION	$205,042
DUE TO MAINTENANCE ESCROW FUND	61,062

$266,104

MAINTENANCE ESCROW FUND
ASSETS
CASH AND CASH EQUIVALENTS	$102,691
DUE FROM DISTRIBUTION FUND	61,062
INVENTORY:
Linen	45,343
Materials and supplies	6,597
DEPOSITS	4,829

$220,522

LIABILITIES AND PARTICIPANTS’ FUND BALANCES
ACCOUNTS PAYABLE	$3,428
INTEREST PAYABLE TO DISTRIBUTION FUND	1,123
PARTICIPANTS’ FUND BALANCES	215,971

$220,522

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of the Rental Pool Operation, include all adjustments which are necessary for a fair presentation.

TAMARRON RENTAL POOL LEASE OPERATION
STATEMENTS OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 2001
(unaudited)

DISTRIBUTION FUND

Year-to-date
2001

GROSS REVENUES	$607,826

DEDUCTIONS:
Agents’ commissions	27,085
Sales and marketing expenses	45,587
Audit fees	3,255

75,927

ADJUSTED GROSS REVENUES	531,899
MANAGEMENT FEE	(265,949)

GROSS INCOME DISTRIBUTION	265,950
ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
Corporate complimentary occupancy fees	769
Occupancy fees	(98,032)
Designated items	(11,045)
Advisory Committee expenses	(2,174)

POOLED INCOME	155,468
ADJUSTMENTS TO POOLED INCOME:
Occupancy fees	98,032

NET INCOME DISTRIBUTION	$253,500

Average daily distribution	$12.15
Average room rate	$82.83
Room nights	7,338
Available room nights	20,856
Occupancy percentage	35.0%
Average number of available units	233

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of the Rental Pool Operation, include all adjustments which are necessary for a fair presentation.

TAMARRON RENTAL POOL LEASE OPERATION
STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
FOR THE QUARTER ENDED MARCH 31, 2001
(unaudited)

DISTRIBUTION FUND

Year-to-date
2001

BALANCE, beginning of period	$—
ADDITIONS:
Amounts available for distribution	253,500
Interest received or receivable from Maintenance Escrow Fund	1,123
REDUCTIONS:
Amounts withheld for Maintenance Escrow Fund	(49,581)
Amounts accrued or paid to participants	(205,042)

BALANCE, end of period	$—

MAINTENANCE ESCROW FUND
BALANCE, beginning of period	$174,714
ADDITIONS:
Amounts withheld from occupancy fees	49,016
Interest earned	1,123
Reimbursement of designated items	11,045
Charges to participants to establish or restore escrow balances	27,772
REDUCTIONS:
Maintenance and inventory charges	(33,005)
Refurbishing charges	—
Interest accrued or paid to Distribution Fund	(1,123)
Designated items	(11,045)
Refunds to participants as prescribed by Master Lease Agreement	(2,526)

BALANCE, end of period	$215,971

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of the Rental Pool Operation, include all adjustments which are necessary for a fair presentation.