Form 10-Q
period 2002-06-30
GOLF HOST RESORTS INC
filed 2003-04-04
CIK 42429

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

For Quarter Ended June 30, 2002

Commission File no. 2-64309

GOLF HOST RESORTS, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-0631130

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

36750 US 19 N., Palm Harbor, Florida	34684

(Address of principal executive offices)	(Zip Code)

(727) 942-2000

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for the past 90 days. — Yes X               No

     Issuer has no common stock subject to this report.

PART I — FINANCIAL INFORMATION

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)

CONSOLIDATED BALANCE SHEETS

ASSETS
(Substantially all pledged)

	June 30,	December 31,
	2002	2001

	(unaudited)
CURRENT ASSETS:
Cash	$1,811,769	$665,402
Restricted cash	2,110,334	1,413,326
Accounts receivable, net	3,238,478	2,056,232
Other receivables	141,671	37,530
Inventories and supplies	957,240	1,070,280
Prepaid expenses and other assets	456,166	613,962

Total current assets	8,715,658	5,856,732

INTANGIBLES, net	12,940,296	13,323,572
PROPERTY AND EQUIPMENT, net	38,889,591	40,180,206
OTHER ASSETS	3,583,621	509,215

	$64,129,166	$59,869,725

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER’S DEFICIT

	June 30,	December 31,
	2002	2001

	(unaudited)
CURRENT LIABILITIES:
Debt due within one year	$79,094,766	$79,562,698
Accounts payable	6,285,422	7,762,297
Accrued payroll costs	1,019,913	772,296
Accrued interest	10,028,488	2,263,163
Other payables	3,143,330	2,775,026
Deposits and prepaid fees	1,928,077	2,695,273
Due to related parties	64,246	48,428

Total current liabilities	101,564,242	95,879,181

DEBT DUE AFTER ONE YEAR	—	51,213
OTHER LONG-TERM LIABILITIES	9,015,009	12,205,203
LONG TERM REFURBISHMENT	3,256,120	—
DEFERRED INCOME TAXES	1,255,000	1,255,000

Total liabilities	115,090,371	109,390,597

SHAREHOLDER’S DEFICIT
Common stock, $1 par, 5,000 shares authorized, issued, and outstanding	5,000	5,000
5.6% cumulative preferred stock, $1 par, 4,577,000 shares authorized, issued, and outstanding	4,577,000	4,577,000
Paid-in capital	(8,487,323)	(8,487,323)
Accumulated deficit	(47,055,882)	(45,615,549)

Total shareholder’s deficit	(50,961,205)	(49,520,872)

Total liabilities and shareholder’s deficit	$64,129,166	$59,869,725

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Quarters ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

REVENUES:
Resort facilities	$3,378,897	$4,344,924	$8,397,062	$12,125,179
Food and beverage	3,806,922	3,729,347	7,400,352	9,063,946
Golf	2,915,347	3,255,311	7,472,088	9,039,471
Other	1,635,313	1,388,904	2,937,805	3,315,542

	11,736,479	12,718,486	26,207,307	33,544,138

COST AND OPERATION EXPENSES:
Resort facilities	2,785,709	3,095,991	6,126,672	7,947,526
Food and beverage	2,374,933	2,482,346	4,767,309	5,698,239
Golf	1,673,007	1,687,272	3,258,607	3,657,889
Other	2,277,235	2,320,834	4,701,374	5,222,906
General and administrative	1,108,359	1,308,013	2,325,537	2,914,662
Depreciation and amortization	860,448	968,283	1,733,277	1,936,567

	11,079,691	11,862,739	22,912,776	27,377,789

INCOME BEFORE INCOME/(LOSS) ON LEASED ASSET AND ASSET HELD FOR SALE	656,788	855,747	3,294,531	6,166,349
INCOME/(LOSS) ON LEASED ASSET AND ASSET HELD FOR SALE	—	393,770	—	(270,911)

OPERATING INCOME	656,788	1,249,517	3,294,531	5,895,438
INTEREST, NET	2,236,275	2,490,959	4,606,710	4,912,157

NET (LOSS)/INCOME	(1,579,487)	(1,241,442)	(1,312,179)	983,281
DIVIDEND REQUIREMENTS ON PREFERRED STOCK	64,077	64,077	128,154	128,154

NET (LOSS)/INCOME AVAILABLE TO COMMON SHAREHOLDER	$(1,643,564)	$(1,305,519)	$(1,440,333)	$855,127

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S DEFICIT

	$1 Par Value		5.6% Cumulative
	Common Stock		Preferred Stock				Total
					Paid-In	Retained	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2000	5,000	$5,000	4,577,000	$4,577,000	$(13,557,000)	$(33,744,244)	$(42,719,244)
Net loss allocated to common shareholder	—	—	—	—	—	(10,610,891)	(10,610,891)
Forgiveness of operating deficits					5,069,677	—	5,069,677
Contribution from shareholder					—	2,667,921	2,667,921
Distribution to shareholder	—	—	—	—	—	(3,928,335)	(3,928,335)

Balance, December 31, 2001	5,000	5,000	4,577,000	4,577,000	(8,487,323)	(45,615,549)	(49,520,872)
Net loss allocated to common shareholder	—	—	—	—	—	(1,440,333)	(1,440,333)

Balance, June 30, 2002 (unaudited)	5,000	$5,000	4,577,000	$4,577,000	$(8,487,323)	$(47,055,882)	$(50,961,205)

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(unaudited)

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income before dividend requirements on preferred stock	$(1,312,179)	$983,281
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,733,277	1,936,567
Provision for bad debts	181,869	222,807
Gain on disposal of capital lease	(294,822)
Gain from sale of AHFS	—	(1,164,911)
Rental pool expense	203,508	—
Changes in operating working capital	4,118,337	(157,373)

Cash provided by operations	4,629,990	1,820,371

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of AHFS	—	3,928,635
Increase in Assets Held for Sale	—	(47,624)
Increase in other assets	(21,794)	(25,254)
Purchases of property and equipment	(200,904)	(352,682)

Cash (used in) provided by investing activities	(222,698)	3,503,075

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from owners	21,239	—
Distribution to owners	—	(3,928,335)
Repayment of line of credit	—	(667,141)
Repayment of existing debt	(91,970)	(664,679)
(Decrease)/increase in other long-term liabilities	(3,190,194)	71,056

Cash used in financing activities	(3,260,925)	(5,189,099)

NET INCREASE IN CASH	1,146,367	134,347
CASH, BEGINNING OF PERIOD	665,402	565,400

CASH, END OF PERIOD	$1,811,769	$699,747

NON-CASH FINANCING AND INVESTING ACTIVITIES:
The Company satisfied its preferred stock dividend liability to GHI through the intercompany account	$128,154	$128,154

Transfer from fixed assets to AHFS	$—	$281,100

Master lease agreement refurbishment program	$3,256,120	$—

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The financial statements for December 31, 2001 were prepared assuming the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements on Form 10-K dated December 31, 2001, the Company has suffered recurring losses from operations, has negative working capital and has a shareholder’s deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in the footnotes. Additionally, as described in Note 7 of the notes to the consolidated financial statements on Form 10-K, the Company had defaulted under the terms of its debt agreement and Golf Hosts, Inc., the Company’s parent company, is a defendant to a class action lawsuit. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The accompanying consolidated balance sheet for June 30, 2002, and consolidated statements of operations and cash flows for the periods ended June 30, 2002 and 2001, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

The Company’s business is seasonal. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal years.

(2) INTANGIBLE ASSETS

The Company recorded at closing in 1997, a resort intangible asset of approximately $30,400,000. This intangible related to the purchase of the Innisbrook Resort, which contained an existing rental pool agreement and a recently executed management agreement with Westin Hotels. The intangible is being amortized over twenty years on a straight-line basis. Amortization expense for all intangible assets was approximately $383,000 and $772,000 for the six months ended June 30, 2002 and June 30, 2001, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Debt

Debt consists of the following:

	June 30,	December 31,
	2002	2001

Participating mortgage note at varying pay rates maturing in 2027 (in default)	$69,975,000	$69,975,000
$9,000,000 participation mortgage note credit facility (in default)	9,000,000	9,000,000
Capital leases	119,766	638,911

	79,094,766	79,613,911
Less current maturities	(79,094,766)	(79,562,698)

Debt due after one year	$0	$51,213

(4) CONTINGENCIES

Golf Hosts, Inc., the Company’s parent, has been named as a defendant in a consolidated class action lawsuit whereby the plaintiffs allege breaches of contract, including breaches in connection with the Rental Pool Master Lease Agreement. The plaintiffs are seeking unspecified damages and declaratory judgment stating that the plaintiffs are entitled to participate in the rental pool if one exists and a limitation of golf course access to persons who are either condominium owners, members, their accompanied guests, or guests of the resort. Deposition of class members and others, including depositions of prior executives of Golf Host Resorts, Inc. have been taken and additional discovery remains. The previously scheduled trial date of February 3, 2002 has been postponed by the Court; a new trial date has not yet been set. As this litigation is still in progress, the Company is not yet able to determine whether the resolution of this matter will have a material adverse effect on the Company’s financial condition or results of operations although the Company believes Golf Hosts, Inc. has successful defenses based upon consultations with legal counsel and intends to vigorously defend this action.

The Company has recorded a liability and related asset in the approximate amount of $3,256,000, in recognition of the Master Lease Agreement refurbishment reimbursement program. The liability and asset will be amortized consistent with the repayment schedule as defined within the Master Lease Agreement.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) TAMARRON’S RESULTS OF OPERATIONS

The Company assumed responsibility for the net income (loss) of Tamarron under the terms of the lease agreement between the Company and Golf Host II, Inc. entered into during 2000. The net loss is as follows and is included in loss on leased asset and asset held for sale in the statement of operations:

Six months ended
June 30, 2001

Revenue:
Hotel	$1,212,509
Food and beverage	953,377
Golf	646,998
Other	914,606

3,727,490

Costs & operating expense:
Hotel	534,570
Food and beverage	699,003
Golf	361,703
Other	1,275,205
General and administrative	2,235,375
Interest expense	57,456

5,163,312

Net loss	$(1,435,822)

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

GOLF HOST RESORTS, INC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarter ended June 30, 2002

The comparative results for 2001 exclude the activities of the Tamarron Resort. The Company assumed responsibility for the net income (loss) under the terms of a lease agreement entered into between the Company and Golf Host II during 2000. Golf Host II sold the Tamarron Resort on November 19, 2001. The exclusion of Tamarron’s results allows for comparison on a period to period basis for the Innisbrook property.

During the second quarter of 2002, the Company’s results of operations continued to reflect the downward trend in the destination golf resort business coupled with the effect of the September 2001 terrorist acts. Occupancy percentage at the Innisbrook property for the quarter was down 17.9% or 5,769 room nights when compared to the 2001 occupied room night level of 32,245. Revenue per room night for the period improved from $394.43 to $443.15 or 12.4%. These reductions in room nights offset by the increase in overall guest spending produced a net decrease in gross revenue of approximately $982,000. Room nights during the period were down in both the social and group sectors. Social nights were down 1,283 while group was down 4,486. While revenue decreased by the above noted amount, operating expenses before depreciation and amortization decreased approximately $675,000 from 2001. Operating income after depreciation and amortization in 2002 was approximately $593,000 less than 2001.

Interest expense for the period continues to reflect the Company’s accrual of its monthly debt service to Golf Trust of America (GTA). Interest for the period was approximately $255,000 less than 2001 and is the result of the contractual increase of $13,000 related to the GTA loan for the $9,000,000 portion offset by reductions in interest expense primarily associated with the accounts receivable credit line and the prior shareholders’ loan.

Capital expenditure reserves in the amount of approximately $580,000 were set-aside during the period. Of this amount, $110,000 was utilized to fund operating leases for golf carts, golf grounds equipment and other resort leased operating assets. In addition, $159,000 has been expended for repairs and or replacements of resort operating assets such as clubhouse and conference center water heaters and air conditioners.

Year to date June 30, 2002

During the six months ended June 30, gross revenues declined approximately $7,337,000 or 21.9% from the previous year. Room nights for the period were down at the Innisbrook property by 14,824 or 21%. The property produced 55,642 room nights in 2002 as compared to 70,466 in 2001. This drop in nights is primarily the result of reduced group nights. Both the social and group sectors were down from 2001, 1,504 and 13,320 room nights, respectively. These reductions continue to reflect the customers’ concern with not only the September 2001 terrorist acts but also general concerns about the economy as a whole. Room night spending levels were up 1.1% from the prior year, $471.00 versus $476.03 for 2001. The combined reduction in room nights and increase in average spending resulted in the reduction of gross revenues noted above.

Operating expenses were further reduced to attempt to capture as much revenue retention as was possible. Total operating expense before depreciation and amortization was down approximately $4,262,000 from the 2001 amounts, or 16.7%. Operating income, excluding the Tamarron property was $3,295,000 or $2,872,000 less than 2001, due to the issues noted above.

Interest expense for the six-month period was $305,000 less than the 2001 period. This is a result of the contractual increase of 5% per year under the GTA loan structure for the $9,000,000 portion, which accounted for a $26,000 increase which was offset by reductions in interest expense associated with the prior shareholders’ loans, accounts receivable line of credit and capital leases.

During the six month period of 2002, the Company set aside $1,159,000 in the capital reserve account. These reserves are included in restricted cash on the Balance Sheet and are designated for capital improvements. Through June 2002, $219,000 has been expended for golf carts, golf course equipment and other resort operating asset leases. An additional $178,000 has been spent to build a new guard house, install new water

GOLF HOST RESORTS, INC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

heaters in the clubhouse and conference facilities, replace faulty air conditioners, upgrade computer systems and support numerous deferred projects.

Liquidity and Capital Resources

The Company’s working capital position has decreased to a deficit of approximately $92,849,000. This is a $2,827,000 reduction in working capital from December 31, 2001 deficit of $90,022,000.

The Company continues to experience seasonal fluctuations with net working capital position. These fluctuations had been managed through the utilization of an Accounts Receivable revolving credit line in the amount of $3,000,000 with Wells Fargo Business Credit, Inc. As described below, the Company has defaulted on its mortgage obligation to Golf Trust of America (“GTA”). As a result of that default, Wells Fargo Business Credit, Inc. elected to terminate their credit line with Golf Host Resorts effective May 23, 2002. While the Company had utilized this credit line to facilitate short-term cash needs in past years, its utilization during 2002 had been limited. Management believes that the Company will have to restructure the GTA loan for the economic viability of the Resort.

The Company was informed by GTA on November 20, 2001 that the Company is in default on the $78,975,000 participating mortgage with GTA arising from the Company’s failure to pay the October 2001 interest payment. In order to preserve its legal position, GTA has asserted its right to accelerate payment of the total outstanding principal and interest amounts and continues to negotiate a settlement as described below.

As of March 2003, the Company is seeking to negotiate a Settlement Agreement with GTA. In connection with the proposed Settlement Agreement, the Company would transfer to GTA the resort property, three condominium properties located at the Innisbrook Resort, the Company’s GTA stock interests, and all rights, title and interests of the Company under existing contracts and agreements. In addition, the Company would provide a limited indemnity to defend and hold harmless GTA (and its affiliates) from and against any and all costs, liabilities, claims, losses, judgments or damages arising out of or in connection with the Class Action Lawsuit, as well as liabilities accruing on or before the closing date related to employee benefits and liabilities for contracts or agreements not disclosed by the Company to GTA. In return, it is anticipated that GTA would deliver to the Company a duly executed release. No Settlement Agreement has yet been signed and no terms are definite. Neither GTA nor any of its affiliates is under any obligation to continue negotiating with the Company or to execute the Settlement Agreement and could initiate foreclosure proceedings and pursue its other remedies at any time.

As noted in the Company’s 10-K for December 31, 2001, management had determined that due to declining demand in the hotel golf resort business and reduced rental pool participation which led to declines in operating results, impairment had occurred. At December 31, 2000, an impairment charge of $7,441,000 was recorded.

As a result of the continued decline in destination golf resort business during 2001 and the events of September 11, 2001, the Company had determined that further impairment had occurred and consequently recognized an additional $3,000,000 impairment charge during the quarter ended September 30, 2001.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Registrant does not have significant market risk with respect to foreign currency exchanges or other market rates. The Registrant’s debt has a fixed contractual interest rate through the year 2027 and, accordingly, fluctuations in interest rates are not expected to affect financial results.

GOLF HOST RESORTS, INC.

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

INNISBROOK RENTAL POOL LEASE OPERATION

The following unaudited financial statements of the Innisbrook Rental Pool Lease Operation (the Rental Pool) are for the quarters and six months ended June 30, 2002 and 2001.

The operation of the Rental Pool is tied closely to that of Golf Host Resorts, Inc. (the Company), and provide for distribution of a percentage of the Company’s room revenues, as defined in the Rental Pool Master Lease Agreements (MLA), to participating condominium owners (Participants).

Effective January 1, 2002, the Company replaced the MLA, which expired on December 31, 2001, with a new Master Lease Agreement (NMLA). The NMLA provides for Adjusted Gross Revenues, as defined, to be divided 40% to the Innisbrook participants and 60% to the Company. At December 31, 2001, 605 condominium units had elected to participate in the NMLA while 3 had elected to participate or remain in the Guaranteed Distribution Master Lease Agreement (GMLA).

The Innisbrook Rental Pool Operation is party to lease agreements with an affiliated entity, whose ability to continue as a going concern is in substantial doubt.

The operation of the Rental Pool is more fully discussed in Form 10-K, for the fiscal year ended December 31, 2001 (file No. 2-64309).

INNISBROOK RENTAL POOL LEASE OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

	June 30,	December 31,
	2002	2001

	(unaudited)
ASSETS
RECEIVABLE FROM GOLF HOST RESORTS, INC FOR DISTRIBUTION	$1,194,149	$948,703
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	21,862	17,408

	$1,216,011	$966,111

LIABILITIES AND PARTICIPANTS’ FUND BALANCES
DUE TO PARTICIPANTS FOR DISTRIBUTION	919,832	763,301
DUE TO MAINTENANCE ESCROW FUND	296,179	202,810

	$1,216,011	$966,111

MAINTENANCE ESCROW FUND
ASSETS
CASH AND CASH EQUIVALENTS	$1,758,821	$1,242,415
SHORT-TERM INVESTMENTS	3,040,000	1,330,000
RECEIVABLE FROM DISTRIBUTION FUND	296,179	202,810
CONSTRUCTION WORK IN PROGRESS	84,458	—
CARPET CARE RECEIVABLE	22,015	13,692
INTEREST RECEIVABLE	15,660	13,925

	$5,217,133	$2,802,842

LIABILITIES AND PARTICIPANTS’ FUND BALANCES
ACCOUNTS PAYABLE	$251,435	$58,976
INTEREST PAYABLE TO DISTRIBUTION FUND	21,862	17,408
PARTICIPANTS’ FUND BALANCES	4,943,836	2,726,458

	$5,217,133	$2,802,842

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of the Rental Pool Operator, include all adjustments which are necessary for a fair presentation.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(unaudited)

DISTRIBUTION FUND

	Current Quarter		Year-to-Date

	2002	2001	2002	2001

GROSS REVENUES	$3,325,678	$3,958,629	$8,253,420	$11,226,479

DEDUCTIONS:
Agents’ commissions	178,326	155,741	373,116	454,383
Credit card fees	79,187	30,528	195,506	81,793
Audit fees	3,813	3,625	8,375	7,250
Uncollectible room rents	8,239	—	24,371	—
Linen replacements	66,107	—	109,028	—
Rental pool complimentary fees	1,025	—	1,820	—

	336,697	189,894	712,216	543,426

ADJUSTED GROSS REVENUES	2,988,981	3,768,735	7,541,204	10,683,053
MANAGEMENT FEE	(1,791,923)	(1,878,220)	(4,520,854)	(5,324,427)

GROSS INCOME DISTRIBUTION	1,197,058	1,890,515	3,020,350	5,358,626
ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
Management fee	(876)	(205,978)	(2,288)	(584,766)
Marketing fee	(478)	(112,352)	(1,248)	(318,964)
General pooled expenses	(12,355)	—	(12,355)	—
Miscellaneous pooled expense	(77)	(18,670)	(169)	(40,800)
Corporate complimentary occupancy fees	4,899	10,450	8,717	21,246
Interest (Paragraph 3.1(3))	75,699	—	72,516	—
Westin Associate room fees	16,709	27,881	39,445	51,940
Occupancy fees	(329,087)	(415,730)	(690,951)	(900,093)
Advisory Committee expenses	(48,314)	(51,623)	(103,765)	(88,249)

NET INCOME DISTRIBUTION	903,178	1,124,493	2,330,252	3,498,940
ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	329,087	415,730	690,951	900,093
Hospitality suite fees	1,157	—	3,019	—
Greens fees	—	1,977	—	5,851
Additional participation credit	—	690	—	1,410

AMOUNT AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$1,233,422	$1,542,890	$3,024,222	$4,406,294

Average daily distribution	$21.76	$25.64	$28.38	$37.43
Average room rate	$125.61	$122.77	$148.33	$159.32
Occupied room nights	26,476	32,245	55,642	70,466
Available room nights	53,068	60,171	103,775	117,720
Occupancy percentage	49.9%	53.6%	53.6%	59.9%
Average number of available units	583	661	573	650

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of the Rental Pool Operator, include all adjustments which are necessary for a fair presentation.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(unaudited)

DISTRIBUTION FUND

	Current Quarter		Year-to-date

	2002	2001	2002	2001

BALANCE, beginning of period	$—	$—	$—	$—
ADDITIONS:
Amount available for distribution	1,233,422	1,542,890	3,024,222	4,406,294
Interest received or receivable from Maintenance Escrow Fund	21,862	25,144	37,718	49,316
REDUCTIONS:
Amounts withheld for Maintenance Escrow Fund	(296,179)	(370,824)	(621,856)	(802,898)
Amounts accrued or paid to participants	(959,105)	(1,197,210)	(2,440,084)	(3,652,712)

BALANCE, end of period	$—	$—	$—	$—

MAINTENANCE ESCROW FUND
BALANCE, beginning of period	$5,338,829	$2,738,506	$2,726,458	$1,929,901
ADDITIONS:
Amounts withheld from occupancy fees	296,179	370,824	621,856	802,898
Interest earned	21,862	25,144	37,718	49,316
Other cost reimbursement Phase I	—	—	—	397,412
Charges to participants to establish or restore escrow balances	314,934	23,449	4,491,168	245,617
REDUCTIONS:
Maintenance charges	(115,573)	(109,868)	(288,311)	(270,892)
Carpet care reserve deposit	(16,455)	(20,787)	(30,930)	(45,006)
Refurbishment Phase II	(818,942)	—	(1,971,409)	—
Interest accrued or paid to Distribution Fund	(21,862)	(25,144)	(37,718)	(49,316)
Refunds to participants as prescribed by the master lease agreements	(55,136)	(449,406)	(604,996)	(507,212)

BALANCE, end of period	$4,943,836	$2,552,718	$4,943,836	$2,552,718

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of the Rental Pool Operator, include all adjustments which are necessary for a fair presentation.

Innisbrook Rental Pool Lease Operation

Note to Financial Statements

Rental Pool Agreements

Effective January 1, 2002, the Company replaced the MLA, which expired on December 31, 2001, with a new Master Lease Agreement (“NMLA”). The NMLA provides for Adjusted Gross Revenues, as defined, to be divided 40% to the Innisbrook Rental Pool Participants and 60% to the Company. In addition, the Company has agreed, as part of the NMLA, to reimburse rental pool participants in the NMLA for up to 50% of the actual unit refurbishment costs, plus interest at 5% of the 50% of the refurbishment costs, beginning in 2002, so long as the minimum participation threshold as defined, is maintained.

TAMARRON RENTAL POOL LEASE OPERATION

The following unaudited financial statements of the Tamarron Rental Pool Lease Operation (the Rental Pool) are for the quarter and six months ended June 30, 2001.

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

TAMARRON RENTAL POOL LEASE OPERATION

BALANCE SHEETS

DISTRIBUTION FUND

June 30,
2001

(unaudited)
ASSETS
CASH	$1,000
RECEIVABLE FROM GOLF HOST RESORTS, INC FOR DISTRIBUTION	193,431
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	922

$195,353

LIABILITIES AND PARTICIPANTS’ FUND BALANCES
DUE TO PARTICIPANTS FOR DISTRIBUTION	$137,122
DUE TO MAINTENANCE ESCROW FUND	58,231

$195,353

MAINTENANCE ESCROW FUND
ASSETS
CASH AND CASH EQUIVALENTS	$97,330
DUE FROM DISTRIBUTION FUND	58,231
INVENTORY:
Linen	40,131
Materials and supplies	13,715
DEPOSITS	4,729

$214,136

LIABILITIES AND PARTICIPANTS’ FUND BALANCES
ACCOUNTS PAYABLE	$2,954
INTEREST PAYABLE TO DISTRIBUTION FUND	922
PARTICIPANTS’ FUND BALANCES	210,260

$214,136

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of the Rental Pool Operator, include all adjustments which are necessary for a fair presentation.

TAMARRON RENTAL POOL LEASE OPERATION

STATEMENTS OF OPERATIONS
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2001
(unaudited)

DISTRIBUTION FUND

	Current
	Quarter	Year-to-date

GROSS REVENUES	$517,459	$1,125,285

DEDUCTIONS:
Agents’ commissions	19,722	46,806
Sales and marketing expenses	38,809	84,396
Audit fees	3,255	6,510

	61,786	137,712

ADJUSTED GROSS REVENUES	455,673	987,573
MANAGEMENT FEE	(257,836)	(523,786)

GROSS INCOME DISTRIBUTION	197,837	463,787
ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
Corporate complimentary occupancy fees	875	1,644
Occupancy fees	(73,083)	(171,115)
Designated items	(20,689)	(31,734)
Advisory Committee expenses	(5,281)	(7,455)

POOLED INCOME	99,659	255,127
ADJUSTMENTS TO POOLED INCOME:
Occupancy fees	73,083	171,115

NET INCOME DISTRIBUTION	$172,742	$426,242

Average daily distribution	$7.89	$9.95
Average room rate	$94.65	$87.87
Room nights	5,467	12,805
Available room nights	21,900	42,756
Occupancy percentage	24.9%	29.8%
Average number of available units	240	236

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of the Rental Pool Operator, include all adjustments which are necessary for a fair presentation.

TAMARRON RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2001
(unaudited)

DISTRIBUTION FUND

	Current
	quarter	Year to date

BALANCE, beginning of period	$—	$—
ADDITIONS:
Amounts available for distribution	172,742	425,677
Interest received or receivable from Maintenance Escrow Fund	922	2,045
REDUCTIONS:
Amounts withheld for Maintenance Escrow Fund	(36,542)	(85,558)
Amounts accrued or paid to participants	(137,122)	(342,164)

BALANCE, end of period	$—	$—

MAINTENANCE ESCROW FUND
BALANCE, beginning of period	$215,971	$174,714
ADDITIONS:
Amounts withheld from occupancy fees	36,542	85,558
Interest earned	922	2,045
Reimbursement of designated items	20,689	31,734
Charges to participants to establish or restore escrow balances	13,837	41,609
REDUCTIONS:
Maintenance and inventory charges	(53,503)	(86,508)
Refurbishing charges	—	—
Interest accrued or paid to Distribution Fund	(922)	(2,045)
Designated items	(20,689)	(31,734)
Refunds to participants as prescribed by Master Lease Agreement	(2,587)	(5,113)

BALANCE, end of period	$210,260	$210,260

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of the Renal Pool Operator, include all adjustments which are necessary for a fair presentation.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Golf Hosts, Inc., the Company’s parent, has been named as a defendant in a consolidated class action lawsuit whereby the plaintiffs allege breaches of contract, including breaches in connection with the Rental Pool Master Lease Agreement. The plaintiffs are seeking unspecified damages and declaratory judgment stating that the plaintiffs are entitled to participate in the rental pool if one exists, restrictions of the total number of club members and a limitation of golf course access to persons who are either condominium owners, members, their accompanied guest, or guests of the resort. Deposition of class members and others, including depositions of prior executives of Golf Host Resorts, Inc. have been taken and additional discovery remains. The previously scheduled trial date of February 3, 2002 has been postponed by the Court; a new trial date has not yet been set. As this litigation is still in progress, the Company is not yet able to determine whether the resolution of this matter will have a material adverse effect on the Company’s financial condition or results of operations although the Company believes Golf Hosts, Inc. has successful defenses based upon consultations with legal counsel and intends to vigorously defend this action.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Pursuant to an agreement with the SEC staff, included in the 10-Q filing are unaudited financial statements of the Innisbrook Rental Pool Lease Operation for the quarters and six months ended June 30, 2002 and 2001 and of the Tamarron Rental Pool Lease Operation for the quarter and six months ended June 30, 2001.

Item 6.	Exhibits and Reports on Form 8-K

(a) The following exhibits are included in this Form 10-Q:

99.1 Chief Executive Officer Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

99.2 Principal Financial Officer Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

99.3 Chief Executive Officer Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.4 Principal Financial Officer Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) The Registrant did not file Form 8-K during the three months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLF HOST RESORTS, INC.

Date:	March 28, 2003	By:	/s/ Merrick Kleeman Merrick Kleeman President (Chief Executive Officer)

Date:	March 28, 2003	By:	/s/ R. Keith Wilt R. Keith Wilt Vice President and Treasurer (Principal Financial Officer)