Form 10-Q
period 2002-09-30
GOLF HOST RESORTS INC
filed 2003-04-04
CIK 42429

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

For Quarter Ended September 30, 2002

Commission File no. 2-64309

GOLF HOST RESORTS, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-0631130

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

36750 US 19 N., Palm Harbor, Florida	34684

(Address of principal executive offices)	(Zip Code)

(727) 942-2000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for the past 90 days. – Yes    X        No

     Issuer has no common stock subject to this report.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
CONSOLIDATED BALANCE SHEETS

ASSETS
(Substantially all pledged)

	September 30,	December 31,
	2002	2001

	(unaudited)
CURRENT ASSETS:
Cash	$815,377	$665,402
Restricted cash	2,456,409	1,413,326
Accounts receivable, net	1,780,893	2,056,232
Other receivables	101,069	37,530
Inventories and supplies	1,154,713	1,070,280
Prepaid expenses and other assets	406,910	613,962

Total current assets	6,715,371	5,856,732

INTANGIBLES, net	12,679,435	13,323,572
PROPERTY AND EQUIPMENT, net	38,315,512	40,180,206
OTHER ASSETS	3,494,308	509,215

	$61,204,626	$59,869,725

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER’S DEFICIT

	September 30,	December 31,
	2002	2001

	(unaudited)
CURRENT LIABILITIES:
Debt due within one year	$79,053,089	$79,562,698
Accounts payable	3,990,392	7,762,297
Accrued payroll costs	1,186,184	772,296
Accrued interest	12,283,005	2,263,163
Other payables	2,886,293	2,775,026
Deposits and prepaid fees	2,225,706	2,695,273
Due to related parties	92,000	48,428

Total current liabilities	101,716,669	95,879,181

DEBT DUE AFTER ONE YEAR	—	51,213
OTHER LONG-TERM LIABILITIES	10,265,009	12,205,203
LONG-TERM REFURBISHMENT	3,256,120	—
DEFERRED TAX LIABILITY	1,255,000	1,255,000

Total liabilities	116,492,798	109,390,597

SHAREHOLDER’S DEFICIT
Common stock, $1 par, 5,000 shares authorized, issued, and outstanding	5,000	5,000
5.6% cumulative preferred stock, $1 par, 4,577,000 shares authorized, issued, and outstanding	4,577,000	4,577,000
Paid-in capital	(8,487,323)	(8,487,323)
Accumulated deficit	(51,382,849)	(45,615,549)

Total shareholder’s deficit	(55,288,172)	(49,520,872)

Total liabilities and shareholder’s deficit	$61,204,626	$59,869,725

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Quarters ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

REVENUES:
Resort facilities	$1,752,027	$1,835,812	$10,149,089	$13,960,991
Food and beverage	1,675,795	1,480,863	9,076,147	10,544,809
Golf	1,715,605	1,754,794	9,187,693	10,794,265
Other	1,327,330	966,787	4,265,135	4,282,329

	6,470,757	6,038,256	32,678,064	39,582,394

COST AND OPERATING EXPENSES:
Resort facilities	1,740,671	1,932,180	7,867,343	9,879,706
Food and beverage	1,426,942	1,587,577	6,194,251	7,285,816
Golf	1,440,819	1,463,194	4,699,426	5,121,083
Other	1,910,170	5,096,125	6,611,544	10,319,031
General and administrative	1,053,885	880,923	3,379,422	3,795,585
Depreciation and amortization	904,925	968,284	2,638,202	2,904,851

	8,477,412	11,928,283	31,390,188	39,306,072

INCOME BEFORE INCOME/(LOSS) ON LEASED ASSET AND ASSETS HELD FOR SALE	(2,006,655)	(5,890,027)	1,287,876	276,322
INCOME/(LOSS) ON LEASED ASSET AND ASSETS HELD FOR SALE	—	162,371	—	(108,540)

OPERATING (LOSS)/ INCOME	(2,006,655)	(5,727,656)	1,287,876	167,782
INTEREST, NET	2,256,235	2,353,139	6,862,945	7,265,296

LOSS BEFORE DIVIDEND REQUIREMENTS ON PREFERRED STOCK	(4,262,890)	(8,080,795)	(5,575,069)	(7,097,514)
DIVIDEND REQUIREMENTS ON PREFERRED STOCK	64,077	64,077	192,231	192,231

LOSS AVAILABLE TO COMMON SHAREHOLDER	$(4,326,967)	$(8,144,872)	$(5,767,300)	$(7,289,745)

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S DEFICIT

	$1 Par Value		5.6% Cumulative
	Common Stock		Preferred Stock
							Total
					Paid-In	Retained	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2000	5,000	$5,000	4,577,000	$4,577,000	$(13,557,000)	$(33,744,244)	$(42,719,244)
Net loss allocated to common shareholder	—	—	—	—	—	(10,610,891)	(10,610,891)
Forgiveness of operating deficits					5,069,677	—	5,069,677
Contribution from shareholder					—	2,667,921	2,667,921
Distribution to shareholder	—	—	—	—	—	(3,928,335)	(3,928,335)

Balance, December 31, 2001	5,000	5,000	4,577,000	4,577,000	(8,487,323)	(45,615,549)	(49,520,872)
Net loss allocated to common shareholder	—	—	—	—	—	(5,767,300)	(5,767,300)

Balance, September 30, 2002 (unaudited)	5,000	$5,000	4,577,000	$4,577,000	$(8,487,323)	$(51,382,849)	$(55,288,172)

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
 (unaudited)

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before dividend requirements on preferred stock	$(5,575,069)	$(7,097,514)
Adjustments to reconcile net loss to net cash provided by operations:
Management company contribution	(425,688)	—
Provision for bad debt	212,449	166,662
Depreciation and amortization	2,638,202	2,904,851
Gain on disposal of capital lease	(294,822)	—
Provision for intangible impairment	—	3,000,000
Rental pool expense	305,262	—
Gain on sale of asset held for sale	—	(1,164,911)
Changes in operating working capital	5,659,421	2,416,968

Cash provided by operating activities	2,519,755	226,056

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in other assets	(34,235)	(25,254)
Purchases of property and equipment	(282,945)	(727,032)
Proceeds from sale of assets held for sale	—	3,928,635
Net recovery of cost of PP&G sold or retired	—	(47,624)

Cash (used in) provided by investing activities	(317,180)	3,128,725

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from owner	21,239	—
Distribution to shareholder	—	(3,928,335)
Repayment of debt	(133,645)	(743,606)
Repayment of line of credit	—	(667,141)
Increases in other long-term liabilities	(1,940,194)	1,571,056

Cash used in financing activities	(2,052,600)	(3,768,026)

NET INCREASE (DECREASE) IN CASH	149,975	(413,245)
CASH, BEGINNING OF PERIOD	665,402	565,400

CASH, END OF PERIOD	$815,377	$152,155

NON-CASH FINANCING AND INVESTING ACTIVITIES:
The Company satisfied its preferred stock dividend liability to GHI through the intercompany account	$192,231	$192,231

Transfer from fixed assets to assets held for sale	—	$281,100

Master lease agreement refurbishment program	$3,256,120	$—

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

The financial statements for December 31, 2001 were prepared assuming the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements on Form 10-K dated December 31, 2001, the Company has suffered recurring losses from operations, has negative working capital and has a shareholder’s deficit. These issues raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in the footnotes. Additionally, as described in Note 7 of the notes to the consolidated financial statements on Form 10-K, the Company had defaulted under the terms of its debt agreement and Golf Hosts, Inc., the Company’s parent company, is a defendant to a class action lawsuit. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The accompanying consolidated balance sheet for September 30, 2002, and consolidated statements of operations and cash flows for the periods ended September 30, 2002 and 2001, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

The Company’s business is seasonal. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal years.

(2)	INTANGIBLE ASSETS

The Company recorded at closing in 1997, a resort intangible asset of approximately $30,400,000. This intangible related to the purchase of the Innisbrook Resort, which contained an existing rental pool agreement and a recently executed management agreement with Westin Hotels. The intangible is being amortized over twenty years on a straight-line basis. Amortization expense for all intangible assets was approximately $644,000 and $1,157,000 for the nine months ended September 30, 2002 and 2001, respectively.

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

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	Debt

Debt consists of the following:

	September 30,	December 31,
	2002	2001

Participating mortgage note at varying pay rates maturing in 2027	$69,975,000	$69,975,000
$9,000,000 participation mortgage note credit facility	9,000,000	9,000,000
Capital leases	78,089	638,911

	79,053,089	79,613,911
Less current maturities	(79,053,089)	(79,562,698)

Debt due after one year	$—	$51,213

(4)	CONTINGENCIES

Golf Hosts, Inc., the Company’s parent, has been named as a defendant in a consolidated class action lawsuit whereby the plaintiffs allege breaches of contract, including breaches in connection with the Rental Pool Master Lease Agreement. The plaintiffs are seeking unspecified damages and declaratory judgment stating that the plaintiffs are entitled to participate in the rental pool if one exists, a restriction of the total number of Club members and a limitation of golf course access to persons who are either condominium owners, members, their accompanied guests, or guests of the resort. Deposition of class members and others, including depositions of prior executives of Golf Host Resorts, Inc. have been taken and additional discovery remains. The previously scheduled trial date of February 3, 2002 has been postponed by the Court; a new trial date has not yet been set. As this litigation is still in progress, the Company is not yet able to determine whether the resolution of this matter will have a material adverse effect on the Company’s financial condition or results of operations although the Company believes Golf Hosts, Inc. has successful defenses based upon consultations with legal counsel and intends to vigorously defend this action.

The Company has recorded a liability and related asset, in the approximate amount of $3,256,000, in recognition of the Master Lease Agreement refurbishment reimbursement program. The liability and asset will be amortized consistent with the repayment schedule, as defined in the Master Lease Agreement.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	TAMARRON’S RESULTS OF OPERATIONS

The Company assumed responsibility for the net income (loss) of Tamarron under the terms of the lease agreement between the Company and Golf Host II, Inc. entered into during 2000. The net loss is as follows and is included in loss on leased asset and assets held for sale in the statement of operations:

Nine months ended
September 30, 2001.

Revenue:
Hotel	$2,605,035
Food and beverage	1,679,854
Golf	1,582,319
Other	1,591,104

7,458,312

Costs & operating expense:
Hotel	932,994
Food and beverage	1,204,816
Golf	692,247
Other	2,473,893
General and administrative	3,344,082
Interest expense	83,731

8,731,763

Net loss	$(1,273,451)

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

The comparative results for 2001 exclude the activities of the Tamarron Resort, which the Company assumed responsibility for the new income (loss) under the terms of a lease agreement entered into between the Company and Golf Host II during 2000. Golf Host II sold the Tamarron Resort on November 19, 2001. The exclusion of Tamarron's results allows for comparison on a period to period basis for the Innisbrook property.

Quarter ended September 30, 2002

During the third quarter of 2002, the Company’s results of operations continued to reflect the economic downward trend within the hospitality industry. Occupancy percentages at the Innisbrook property were down 4.2% or 810 room nights as compared to the same quarter in 2001. Total room nights for 2002 and 2001 were 18,328 and 19,138, respectively. Revenue per room night for the third quarter improved by $37.54 or 11.9% per room night over the 2001 amounts. Total room night spending in the third quarter of 2002 was $353.05 as compared to $315.51 in the third quarter of 2001. These reductions in room nights coupled with the increased spending produced a net increase in total revenue of approximately $433,000 or 7.2%. Total revenue for the third quarter of 2002 was approximately $6,471,000 as compared to approximately $6,038,000 in 2001. Room nights in the period were down in the social/transient and up in the group sectors. Social/transient was down 1,454 room nights or 20.4% while group room nights were up 644 or 5.4% as compared to the same period last year.

Operating expenses, inclusive of depreciation, amortization and income/loss on leased asset, were down as compared to last year by approximately $3,289,000 or 27.9%. Depreciation and amortization on a combined basis decreased from approximately $968,000 to approximately $905,000 for the comparative quarters.

Interest expense, net reflects the continuing accrual of the GTA mortgage interest obligation. Interest for the quarter was down approximately $97,000. This decrease reflects the contractual increase associated with the GTA loan of approximately $13,000 for the $9,000,000 portion, offset by the reduction of other interest factors related to capital leases and short term borrowings.

Capital expenditure reserves in the approximate amount of $580,000 were set-aside during the period. Of this amount, approximately $104,800 was used to fund capital lease payments on operating assets while approximately $120,200 was spent on repairs and replacements of operating assets such as the roofs of the reception center, rear guard house and fitness center.

Year to Date September 30, 2002

During the nine months ended September 31, 2002, gross revenues declined by approximately $6,904,000 or 17.4% from the same nine-month period last year. Total revenue in 2002 was approximately $32,678,000 as compared to $39,582,000 in 2001. Room nights also declined from the 2001 levels. Total room nights for the nine months of 2002 were down by 15,634 or 17.4% as compared to 2001. Both the social/transient and group nights were down in the amounts of 2,958 and 12,676 respectively. These reductions continue to reflect our customers' concerns about the current economy. Gross room night spending increased by $.02 per room night. In 2001 the gross spending was $441.75 per room night, versus spending in 2002 of $444.77 per room night. The combined reduction in room nights and increased room night spending produced the reduction in gross revenues noted above.

Operating expenses for the nine-month period ended September 30, 2002, inclusive of depreciation, amortization and income/loss on assets held for sale and leased assets were down by approximately $7,916,000 as compared to the same period in 2001. Total operating expenses in 2002 and 2001 were approximately $31,390,000 and $39,306,000, respectively. Depreciation and amortization decreased by approximately $267,000 or 9.2% from the 2001 level.

Loss on leased assets and assets held for sale in the approximate amount of $109,000 in 2001 reflects a gain on the sale of Innisbrook land in the amount of $1,165,000 offset by losses on the leased asset of $1,274,000.

Interest expense for the nine months ended September 30, 2002, was approximately $402,000 less than the same period in 2001. This decrease is a result of the contractual increase in the GTA mortgage loan of approximately $39,000 for the $9,000,000 portion being offset by reductions in the interest expense associated with the prior shareholders' loans and accounts receivable revolving credit line loans.

Golf Host Resorts, Inc.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

The Company set aside approximately $1,739,000 in capital expenditure reserves during the nine months ended September 30, 2002. These funds are identified as restricted cash on the balance sheet and have been set aside to provide for capital improvements and repairs. Of this amount, $324,000 has been used to fund operating leases such as golf carts, golf course maintenance equipment, computer, telephone equipment and other resort operating leases. An additional $298,000 has been spent to build a new front entrance guard house, install new water heaters in the clubhouses and conference centers, replace the roofing on the reception center, island clubhouse and tennis facility, upgrade the computer systems and numerous deferred maintenance projects.

Liquidity and Capital Resources

The Company’s working capital position has decreased to a deficit of approximately $95,001,000. This is a $4,979,000 reduction in working capital from the December 31, 2001 deficit of approximately $90,022,000.

The Company continues to experience seasonal fluctuations in its net working capital position. These fluctuations have been managed in the past through the utilization of an Accounts receivable revolving credit facility with Wells Fargo Business Credit. Effective May 23, 2002, Wells Fargo Business Credit elected to terminate the Company’s credit because the Company had defaulted on the mortgage with Golf Trust of America (GTA).

The Company was informed by GTA on November 29, 2001 that the Company is in default on the $78,975,000 mortgage with GTA arising from the Company’s failure to pay the October 2001 interest installment. GTA has asserted its right to accelerate payment of the total outstanding principal and interest amounts.

As of March 2003, the Company is seeking to negotiate a Settlement Agreement with GTA. In connection with the proposed Settlement Agreement, the Company would transfer to GTA the resort property, three condominium properties located at the Innisbrook resort, the Company’s GTA stock interests, and all rights, title and interests of the Company under existing contracts and agreements. In addition, the Company would provide limited indemnity to defend and hold harmless GTA (and its affiliates) from and against any and all costs, liabilities, claims, losses, judgements or damages arising out of or in connection with the Class Action Lawsuit, as well as liabilities accruing on or before the closing date relating to employee benefits and liabilities for contracts or agreements not disclosed by the Company to GTA. In return, it is anticipated that GTA would deliver to the Company a duly executed release. No settlement Agreement has yet been signed and no terms are definite. Neither GTA nor any of its affiliates is under any obligation to continue negotiating with the Company or to execute the Settlement Agreement and could initiate foreclosure proceedings and pursue its other remedies at any time.

As noted in the Company’s 10-K for December 31, 2001, management had determined that due to declining demand in the hotel golf resort business and reduced rental pool participation which led to declines in operating results, impairment in the intangible asset had occurred. At December 31, 2000, an impairment charge of $7,441,000 was recorded. As a result of continued decline in destination golf resort business during 2001 and the events of September 11, 2001, the Company had determined that further impairment had occurred and consequently recognized an additional $3,000,000 impairment charge during the quarter ended September 30, 2001. No further impairment has been recognized in the nine months ended September 30, 2002.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The Registrant does not have significant market risk with respect to foreign currency exchanges or other market rates. The Registrant’s debt has a fixed contractual interest rate through the year 2027, and, accordingly, fluctuations in interest rates are not expected to affect financial results.

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

There have been no significant changes in the Registrant’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Financial Officer and the Principal Financial Officer carried out this evaluation.

INNISBROOK RENTAL POOL LEASE OPERATION

The following unaudited financial statements of the Innisbrook Rental Pool Lease Operation (the Rental Pool) are for the quarters and six months ended June 30, 2002 and 2001.

The operation of the Rental Pool is tied closely to that of Golf Host Resorts, Inc. (the Company), and provide for distribution of a percentage of the Company’s room revenues, as defined in the Rental Pool Master Lease Agreements ("MLA"), to participating condominium owners (Participants).

Effective January 1, 2002, the Company replaced the MLA which expired on December 31, 2001, with a new Master Lease Agreement ("NMLA"). The NMLA provides for Adjusted Gross Revenues, as defined, to be divided 40% to the Innisbrook participants and 60% to the Company. At December 31, 2001, 605 condominium units had elected to participate in the NMLA while 13 had elected to participate or remain in the Guaranteed Distribution Master Lease Agreement ("GMLA").

The Innisbrook Rental Pool Operation is party to lease agreements with an affiliated entity, whose ability to continue as a going concern is in substantial doubt.

The operation of the Rental Pool is more fully discussed in Form 10-K, for the fiscal year ended December 31, 2001 (file No. 2-64309).

INNISBROOK RENTAL POOL LEASE OPERATION
BALANCE SHEETS

DISTRIBUTION FUND

	September 30, 2002	December 31, 2001

	(unaudited)
ASSETS
RECEIVABLE FROM GOLF HOST RESORTS, INC. FOR DISTRIBUTION	$662,704	$948,703
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	19,303	17,408

	$682,007	$966,111

LIABILITIES AND PARTICIPANTS’ FUND BALANCES
DUE TO PARTICIPANTS FOR DISTRIBUTION	470,084	763,301
DUE TO MAINTENANCE ESCROW FUND	211,923	202,810

	$682,007	$966,111

MAINTENANCE ESCROW FUND

ASSETS
CASH AND CASH EQUIVALENTS	$3,583,834	$1,242,415
SHORT-TERM INVESTMENTS	—	1,330,000
RECEIVABLE FROM DISTRIBUTION FUND	211,923	202,810
CONSTRUCTION WORK IN PROGRESS	99,826	—
CARPET CARE RESERVE	20,566	13,692
INTEREST RECEIVABLE	21,713	13,925

	$3,937,862	$2,802,842

LIABILITIES AND PARTICIPANTS' FUND BALANCES
ACCOUNTS PAYABLE	$282,897	$58,976
INTEREST PAYABLE TO DISTRIBUTION FUND	19,303	17,408
PARTICIPANTS’ FUND BALANCES	3,635,662	2,726,458

	$3,937,862	$2,802,842

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of the Rental Pool Operator, include all adjustments which are necessary for a fair presentation.

INNISBROOK RENTAL POOL LEASE OPERATION
STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(unaudited)

DISTRIBUTION FUND

	Current Quarter		Year-to-Date

	2002	2001	2002	2001

GROSS REVENUES	$1,728,450	$2,045,547	$9,981,870	$13,272,026

DEDUCTIONS:
Agents’ commissions	47,699	100,056	420,815	554,439
Credit card fees	40,776	45,440	236,282	127,233
Audit fees	3,813	3,625	12,187	10,875
Uncollectible room rents	2,295	—	26,666	—
Linen replacements	17,351	—	126,379	—
Rental pool complimentary fees	2,413	—	4,233	—

	114,347	149,121	826,562	692,547

ADJUSTED GROSS REVENUES	1,614,103	1,896,426	9,155,308	12,579,479
AMOUNT RETAINED BY LESSEE	(967,743)	(945,022)	(5,488,598)	(6,269,449)

GROSS INCOME DISTRIBUTION	646,360	951,404	3,666,710	6,310,030
ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
Management fee	(417)	(106,342)	(2,705)	(691,108)
Marketing fee	(228)	(58,005)	(1,476)	(376,969)
General pooled expenses	—	—	(12,355)	—
Miscellaneous pooled expense	(49)	(11,081)	(218)	(51,881)
Corporate complimentary occupancy fees	7,705	12,361	16,422	33,607
Interest	36,365	—	108,881	—
Westin Associate room fees	22,393	25,039	61,838	76,979
Occupancy fees	(223,879)	(255,493)	(914,830)	(1,155,586)
Advisory Committee expenses	(50,641)	(42,524)	(154,406)	(130,773)

NET INCOME DISTRIBUTION	437,609	515,359	2,767,861	4,014,299
ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	223,879	255,493	914,830	1,155,586
Hospitality suite fees	1,216	—	4,234	—
Greens fees	—	851	—	6,702
Additional participation credit	—	660	—	2,070

AMOUNT AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$662,704	$772,363	$3,686,925	$5,178,657

Average daily distribution	$12.26	$12.48	$23.36	$28.84
Average room rate	$94.31	$106.88	$134.94	$148.12
Occupied room nights	18,328	19,138	73,970	89,604
Available room nights	54,040	61,867	157,815	179,587
Occupancy percentage	33.9%	30.9%	46.9%	49.9%
Average number of available units	587	672	578	658

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of the Rental Pool Operator, include all adjustments which are necessary for a fair presentation.

INNISBROOK RENTAL POOL LEASE OPERATION
STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(unaudited)

DISTRIBUTION FUND

	Current Quarter		Year-to-date

	2002	2001	2002	2001

BALANCE, beginning of period	$—	$—	$—	$—
ADDITIONS:
Amount available for distribution	662,704	772,363	3,686,925	5,178,657
Interest received or receivable from Maintenance Escrow Fund	19,303	20,911	57,021	70,227
REDUCTIONS:
Amounts withheld for Maintenance Escrow Fund	(211,923)	(227,793)	(833,779)	(1,030,691)
Amounts accrued or paid to participants	(470,084)	(565,481)	(2,910,167)	(4,218,193)

BALANCE, end of period	$—	$—	$—	$—

MAINTENANCE ESCROW FUND
BALANCE, beginning of period	$4,943,836	$2,625,147	$2,726,458	$2,002,330
ADDITIONS:
Amounts withheld from occupancy fees	211,923	227,793	833,779	1,030,691
Interest earned	19,303	20,911	57,021	70,227
Other cost reimbursement	—	—	—	397,412
Charges to participants to establish or restore escrow balances	74,749	8,511	4,565,917	254,128
REDUCTIONS:
Maintenance charges	(163,948)	(109,782)	(452,259)	(380,674)
Carpet care reserve deposit	(11,774)	(25,550)	(42,704)	(70,556)
Refurbishment Phase II	(1,310,243)	—	(3,281,652)
Interest accrued or paid to Distribution Fund	(19,303)	(20,911)	(57,021)	(70,227)
Refunds to participants as prescribed by the master lease agreements	(108,881)	(74,423)	(713,877)	(581,635)

BALANCE, end of period	$3,635,662	$2,651,696	$3,635,662	$2,651,696

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of the Rental Pool Operator, include all adjustments which are necessary for a fair presentation.

Innisbrook Rental Pool Lease Operation

Note to Financial Statements

Rental Pool Agreements

Effective January, 1, 2002, the Company replaced the MLA, which expired on December 31, 2002, with a new Master Lease Agreement (“NMLA”). The NMLA provides for Adjusted Gross Revenues, as defined, to be divided 40% to the Innisbrook Rental Pool Participants and 60% to the Company. In addition, the Company has agreed, as part of the NMLA, to reimburse rental pool participants in the NMLA for up to 50% of the actual unit refurbishment costs, plus interest at 5% of the 50% of the refurbishment costs, beginning in 2002, so long as the minimum participation threshold, as defined, is maintained.

TAMARRON RENTAL POOL LEASE OPERATION

The following unaudited financial statements of the Tamarron Rental Pool Lease Operation (the Rental Pool) are for the quarter and nine months ended September 30, 2001.

The operation of the Rental Pool was tied closely to that of Golf Host Resorts, Inc. (the Company), and provided for distribution of a percentage of the Company’s room revenues, as defined in the Rental Pool Master Lease Agreement, to participating condominium owners (Participants).

On November 19, 2001, Golf Host II, Inc., the owners of Tamarron, sold the Tamarron Resort for $9,500,000 to an unaffiliated entity.

The operation of the Rental Pool is more fully discussed in Form 10-K, for the fiscal year ended December 31, 2001 (file No. 2-64309).

TAMARRON RENTAL POOL LEASE OPERATION
BALANCE SHEETS

DISTRIBUTION FUND

September 30,
2001

(unaudited)
ASSETS
CASH	$1,000
RECEIVABLE FROM GOLF HOST RESORTS, INC. FOR DISTRIBUTION	552,251
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	812

$554,063

LIABILITIES AND PARTICIPANTS’ FUND BALANCES
DUE TO PARTICIPANTS FOR DISTRIBUTION	$459,019
DUE TO MAINTENANCE ESCROW FUND	95,044

$554,063

MAINTENANCE ESCROW FUND

ASSETS
CASH AND CASH EQUIVALENTS	$61,942
DUE FROM DISTRIBUTION FUND	95,044
INVENTORY:
Linen	69,981
Materials and supplies	13,451
DEPOSITS	4,467

$244,885

LIABILITIES AND PARTICIPANTS’ FUND BALANCES
ACCOUNTS PAYABLE	$2,326
INTEREST PAYABLE TO DISTRIBUTION FUND	811
PARTICIPANTS’ FUND BALANCES	241,748

$244,885

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of the Rental Pool Operator, include all adjustments which are necessary for a fair presentation.

TAMARRON RENTAL POOL LEASE OPERATION
STATEMENTS OF OPERATIONS
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001
(unaudited)

DISTRIBUTION FUND

	CURRENT	YEAR TO
	QUARTER	DATE

GROSS REVENUES	$1,288,614	$2,413,899

DEDUCTIONS:
Agents’ commissions	14,635	61,441
Sales and marketing expenses	96,646	181,042
Audit fees	3,255	9,765

	114,536	252,248

ADJUSTED GROSS REVENUES	1,174,078	2,161,651
MANAGEMENT FEE	(622,747)	(1,146,533)

GROSS INCOME DISTRIBUTION	551,331	1,015,118
ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
Corporate complimentary occupancy fees	1,565	3,209
Occupancy fees	(138,101)	(308,216)
Designated items	(24,993)	(56,727)
Advisory Committee expenses	(645)	(8,664)

POOLED INCOME	389,157	644,720
ADJUSTMENTS TO POOLED INCOME:
Occupancy fees	138,101	308,216

NET INCOME DISTRIBUTION	$527,258	$952,936

Average daily distribution	$25.59	$15.01
Average room rate	$126.00	$104.80
Room nights	10,227	23,032
Available Rooms	20,491	63,247
Occupancy percentage	49.6%	36.3%
Average number of available units	224	232

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of the Rental Pool Operator, include all adjustments which are necessary for a fair presentation.

TAMARRON RENTAL POOL LEASE OPERATION
STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001
(unaudited)

DISTRIBUTION FUND

	CURRENT	YEAR TO
	QUARTER	DATE

BALANCE, beginning of period	$—	$—
ADDITIONS:
Amounts available for distribution	527,258	952,935
Interest received or receivable from Maintenance Escrow Fund	811	2,856
REDUCTIONS:
Amounts withheld for Maintenance Escrow Fund	(69,050)	(154,608)
Amounts accrued or paid to participants	(459,019)	(801,183)

BALANCE, end of period	$—	$—

MAINTENANCE ESCROW FUND
BALANCE, beginning of period	$210,260	$174,714
ADDITIONS:
Amounts withheld from occupancy fees	69,050	154,608
Interest earned	811	2,856
Reimbursement of designated items	24,993	56,728
Charges to participants to establish or restore escrow balances	57,741	99,350
REDUCTIONS:
Maintenance and inventory charges	(72,616)	(159,125)
Refurbishing charges	—	—
Interest accrued or paid to Distribution Fund	(811)	(2,856)
Designated items	(24,993)	(56,727)
Refunds to participants as prescribed by Master Lease Agreement	(22,687)	(27,800)

BALANCE, end of period	$241,748	$241,748

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of the Rental Pool Operator, include all adjustments which are necessary for a fair presentation.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Golf Hosts, Inc., the Company’s parent, has been named as a defendant in a consolidated class action lawsuit whereby the plaintiffs allege breaches of contract, including breaches in connection with the Rental Pool Master Lease Agreement. The plaintiffs are seeking unspecified damages and declaratory judgment stating that the plaintiffs are entitled to participate in the rental pool if one exists, a restriction of the total number of Club memberships and a limitation of golf course access to persons who are either condominium owners, members, their accompanied guests, or guests of the resort. Deposition of class members and others, including depositions of prior executives of Golf Host Resorts, have been taken and additional discovery remains. The previously scheduled trial date of February 3, 2002 has been postponed by the Court; a new trial date has not yet been set. As this litigation is still in progress, the Company is not yet able to determine whether the resolution of this matter will have a material adverse effect on the Company’s financial condition or results of operations although the Company believes Golf Hosts, Inc. has successful defenses based upon consultations with legal counsel and intends to vigorously defend this action.

Item 2.	Changes in Securities and Uses of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Pursuant to an agreement with the SEC staff, included in the 10-Q filing are unaudited financial statements of the Innisbrook Rental Pool Lease Operation for the quarters and nine months ended September 30, 2002 and 2001 and of the Tamarron Rental Pool Lease Operation for the quarter and nine months ended September 30, 2001.

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

(b) The Registrant did not file Form 8-K during the three months ended September 30, 2002.

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