Form 10-K
period 2002-12-31
GOLF HOST RESORTS INC
filed 2003-04-11
CIK 42429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended December 31, 2002

Commission File No. 2-64309

GOLF HOST RESORTS, INC.

Federal Employer Identification No. 84-0631130

591 W. Putnam Ave., Greenwich, CT 06830

Telephone Number: (727) 942-2000

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

Yes  ☒   ☐   No

No established market exists for the Registrant’s shares of common or preferred stock, so there is no market value for such shares. There are no shares of common or preferred stock held by non-affiliates as of June 30, 2002.

Issuer has no common stock subject to this report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, I definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Part II
Part III
Part IV
SIGNATURES

Indicate by check mark if the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

     Yes  ☐   ☒  No

On December 31, 2002, there were 5,000 common shares outstanding of the Registrant’s only class of common stock. On December 31, 2002, there were 4,577,000 shares of 5.6% cumulative preferred stock outstanding, which is the only class of preferred stock outstanding. The Registrant’s parent, Golf Hosts, Inc. (“GHI”), wholly owns both classes of stock, and there is no active market for the trading of these shares. Therefore, the shares are not listed or registered with an exchange.

PART I

Item 1. Business

Golf Host Resorts, Inc. (the “Company”) is a corporation that was formed in July 1972 and operates Westin Innisbrook Resort in Tarpon Springs, Florida (“Innisbrook”) and operated the Sheraton Tamarron Resort in Durango, Colorado (“Tamarron”) through November 18, 2001. Innisbrook and Tamarron (the “Resorts”) offer championship quality golf facilities, restaurant and conference facilities, and recreational activities including swimming, tennis and related resort activities. Westin Hotel Company and Sheraton Operating Corporation manage the Resorts, respectively, under long-term management agreements. Effective November 19, 2001, Tamarron was sold to an unaffiliated entity.

Prior to June 23, 1997, the Company was an 80% owned subsidiary of GHI. The minority shareholders of the Company were also the majority shareholders of GHI. On June 23, 1997, TM Golf Hosts, Inc. (“TMGHI”) acquired all of the outstanding shares of the Company. Concurrently, TMGHI and GHI merged, with the legal survivor being GHI, which now owns 100% of the Company.

The Company receives the majority of its operational revenue from the rental of hotel accommodations, food and beverage sales, and from golf operations (primarily golf fees and merchandise sales) and club membership initiation fees and dues. In addition, the Company, during the years 1994 through 1999, developed twenty-seven residential home sites at the Tamarron property. All other developable land at the Tamarron property was sold contemporaneously with the sale of Tamarron on November 19, 2001.

The majority of the condominium apartment owners at Innisbrook provide their apartments as resort accommodations under rental pool lease operations. Innisbrook is the lessee under the lease operation agreements, which provide for the distribution of a percentage of room revenues, as defined, to participating condominium owners. Accordingly, the Company does not bear the expense of financing as well as certain other operating costs of the rental units. The Company bears the expense of all other operating aspects of Innisbrook.

Condominium ownership, simply stated, is a realty subdivision in which the individual “lots” are apartment units. Instead of owning a plot of ground, the condominium owner owns the air space where the condominium unit is located. This leaves substantial properties in interest which are not individually owned, e.g., the underlying land, roadways, parking lots, building foundations, exterior walls and roofs, garden areas, utility lines, et cetera. These areas are termed “common property” or “common elements” and each condominium owner has an undivided fractional interest in the common property. The condominium owners at Innisbrook have established an “Association of Condominium Owners” to administer and maintain this property and to conduct business of the condominium owners, such as maintaining insurance on the real property, upkeep of the structures, maintenance of the grounds, and provisions for certain utilities. The Association assesses fees to defray these expenses and to establish necessary reserves. An assessment, if not timely paid, may constitute a lien upon the separate condominium unit. Each condominium owner must pay ad valorem property taxes and assessments for electricity, and to such matters independent of the other unit owners. These expenses would be incurred by owners of condominium units, regardless of an election to participate in the rental pool. With respect to governing the affairs of the Association, which is subject to state statutes, the participating condominium owners are accorded one vote per condominium unit owned.

The percentages of the revenue components discussed above as part of the Company’s total revenues are as follows:

	2002	2001	2000

Revenues
Resort facilities	30.3%	34.1%	33.3%
Food and beverage	28.2%	27.2%	30.9%
Golf	28.7%	27.9%	25.0%
Other	12.8%	10.8%	10.8%

Total	100.0%	100.0%	100.0%

The Company hosts approximately 1,000 conferences and related group meetings each year with its guests representing a variety of industries, primarily from the central and eastern United States. Accordingly, the loss of a single or a few conferences would have no significant adverse effect on the Company’s business.

The conference-oriented resort business is quite competitive; however, the Company has established itself as a leader in its industry and enjoys an excellent reputation within its market. Its major competitors are other conference and golf-oriented resorts throughout the country.

The Resorts’ revenues are seasonal, with Innisbrook’s peak season being in the winter and spring. Tamarron’s peak season when the Company owned it was in the summer.

As of December 31, 2002, the Company had, on average, approximately 750 full and part time employees.

On November 29, 2001, the Company received notice from its primary lender that the Company had defaulted on the note payable, in the amount of $78,975,000 as a result of its failure to make the scheduled October 2001 interest payment and all subsequent principal and interest payments. The Company is negotiating a settlement agreement with the lender (See Note 6 of Notes to Consolidated Financial Statements).

The Company makes available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. These reports can be obtained free of charge by contacting: Golf Host Resorts, Inc., Investor Relations, 591 W. Putnam Avenue, Greenwich, CT 06830. These reports are not available on the Company’s website.

Item 2. Properties

Innisbrook is a condominium resort project situated on approximately 845 acres of land located in the northern portion of Pinellas County, Florida, near the Gulf of Mexico. It is north of Clearwater (approximately 9 miles) and west of Tampa (approximately 20 miles). There are 938 condominium units, 36 of which are strictly residential, with the balance eligible for rental pool participation. Of these 902 remaining eligible units, 500, on average, participate in the rental pool on a year to year basis. The resort complex includes 72 holes of golf; practice ranges; three clubhouses with retail golf, food and beverage outlets; three conference and exhibit buildings; five swimming pools; a themed water attraction; a recreation center; a tennis/fitness facility and numerous administrative and support structures.

Tamarron, which was sold on November 19, 2001, is also a condominium resort project situated on approximately 730 acres of land located in the northern portion of La Plata County, Colorado. It is north of Durango (approximately 18 miles) and south of Silverton (approximately 28 miles). The property is surrounded on three sides by the San Juan National Forest and is readily accessible via U. S. Highway 550. At the time Tamarron was sold, there were 381 condominium units, all of which were eligible for rental pool participation. Approximately 275 units, on average, participated in the rental pool during the time the Company owned Tamarron. The resort complex included 18 holes of golf; a practice range; an indoor swimming pool/fitness facility; several restaurants and lounges; a conference facility; a tennis complex and numerous administrative and support facilities and structures.

During the years 1999 and 2001, approximately 35 acres and 34 acres, respectively, of developable land at Innisbrook, contiguous to but not within the operational boundaries of Innisbrook, was sold to a non-affiliated entity.

At December 31, 2002, Innisbrook is encumbered by various mortgages totaling $78,975,000. Reference is made to Note 6 of Notes to Consolidated Financial Statements contained elsewhere in this filing for a more detailed description of these mortgages.

Item 3. Legal Proceedings

The Company, in the normal course of operations, is subject to claims and lawsuits. The Company does not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on the Company’s financial position and results of operations.

The Company’s parent (Golf Hosts, Inc.) has been named as a defendant in a consolidated class action lawsuit whereby the plaintiffs allege breaches of contract, including breaches in connection with the Rental Pool Master Lease Agreement. The plaintiffs are seeking unspecified damages and declaratory judgment stating that the plaintiffs are entitled to participate in the rental pool if one exists, a limitation of the total number of club memberships and a limitation of golf course access to persons who are either condominium owners who are members, their accompanied guests, or guests of the resort. Depositions of class members and others, including depositions of former executives of the Company, have been taken and additional discovery remains. The previously scheduled trial date of February 3, 2003 had been postponed by the court; a new trial date has not yet been set. As this litigation is still in progress, the Company is not yet able to determine whether the resolution of this matter will have a material adverse effect on the Company’s financial condition or results of operations although the Company believes GHI has successful defenses based upon consultations with legal counsel, and intends to vigorously defend this action.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s stock is 100% privately held and there is no established market for the stock.

There are a total of 1,283 condominium units allowing rental pool participation by their owners, of which three are owned by a subsidiary of the Company, Golf Host Condominium, Inc. (GHC). Of the units not owned by GHC, 1,259 were sold under Registration Statements effective through March 1, 1983. The remaining 21 units were sold via private offerings exempt from registration with the Securities and Exchange Commission. As of December 31, 2002, the condominium units not owned by the Company or its affiliate are held by approximately 1,145 different owners.

The condominium units sold by the Company, allowing rental pool participation, are deemed to be securities because of the rental pool feature (see Item 1); however, there is no market for such securities other than the normal real estate market.

Since the security is real estate, no dividends have been paid or will be paid. However, the Rental Pool Participants are entitled to a contractual distribution paid quarterly, as defined in the Lease Agreements, for the Company’s right to use the Participants’ condominium units in the rental pool.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,

	2002	2001	2000	1999	1998

Operating revenue	$40,170,327	$47,718,937	$56,591,669	$59,664,822	$58,184,711
Net income (loss)	(9,434,541)	(10,354,579)	(14,806,630)	(7,196,907)	7,822,846
Net income (loss) per common share	(1,886.91)	(2,070.91)	(3,012.59)	(1,490.64)	1,513.31
Total assets	62,515,650	59,869,725	71,062,144	86,895,774	98,807,861
Notes payable	79,003,552	79,613,911	83,101,297	84,624,425	83,436,029
Cash dividends per Common share	—	—	—	—	—
Average Daily Rental Pool Distribution	20.21	25.73	30.47	28.47	24.82

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following accounting policies are considered critical by the Company’s management. These and other accounting policies require that estimates be made, based on assumptions and judgment, that affect revenues, expenses, assets, liabilities and disclosure of contingencies in the Company’s financial statements. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. However, actual results may differ from these estimates due to different conditions.

The Company’s management periodically evaluates whether there has been a permanent impairment of long-lived assets, in accordance with Financial Accounting Standard No. (“FAS”) 121 — Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of and, beginning in 2002, with FAS 144 — Accounting for the Impairment or Disposal of Long-Lived Assets. The Company’s management believes that the accounting estimates related to asset impairments are critical estimates for the following reasons: (1) the ongoing changes in management’s expectations regarding future utilization of assets; and (2) the impact of an impairment on reported assets and earnings could be material. During the year ended Dec. 31, 2002, the Company’s management evaluated assets for impairment in accordance with FAS 144 and concluded that the sum of the undiscounted expected future cash flows (excluding interest charges) from its assets exceeded its then current carrying values. Accordingly, the company did not recognize an impairment charge in 2002. During the years ended December 31, 2001 and December 31, 2000, the Company’s management evaluated assets for impairment and had determined impairment had occurred and recognized impairment charges in the amounts of $3,000,000 and $7,441,000 respectively.

The Company provides for depreciation by the straight-line method at annual rates that amortize the original costs, net of salvage values, of depreciable assets over their estimated useful lives. Management’s estimation of assets’ useful lives are critical estimates for the following reasons: (1) forecasting the salvage value for long-lived assets over a long period of time is subjective; (2) changes may take place that could render an asset obsolete or uneconomical; and (3) a change in the useful life of a long-lived asset could have a material impact on reported results of operations and reported asset values. The Company’s management believes the estimated useful life corresponds to the anticipated physical life for most assets. Although it is difficult to predict values far into the future, the Company has a long history of actual costs and values that are considered in reaching a conclusion as to the appropriate useful life of an asset.

The Company has provided for an estimated net asset and corresponding liability related to the apartment unit refurbishment program pursuant to the Rental Pool Master Lease Agreement (See Note 9 to Consolidated Financial Statements). Both the estimated asset and liability amounts are based upon management’s expectation that the rental pool participants will continue to achieve the minimum unit participation threshold as defined in the agreement. The net asset is being expensed on a straight-line basis from the time each phase of the refurbishment is placed in service through 2009. The net liability will be retired consistent with the funding requirements in the agreement.

See the Notes to the Financial Statements for Golf Host Resorts, Inc. in Note 2 hereof for additional accounting policies used in the preparation of the financial statements. Other new accounting pronouncements initially effective in 2002 are considered not applicable to the Company.

The following information may contain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Such statements may be identified by the inclusion of terms such as “believe,” “expect,” “hope” or “may.” Although the Company believes that such forward-looking statements are based upon sound and reasonable assumptions, given the circumstances in which the statements are made, the actual results could differ significantly from those described in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in rental pool participation by the current condominium owners, reaching a settlement agreement with the Company’s primary lender, settlement of the Class Action Lawsuit, the ability of the Company to continue to operate the Innisbrook property under its management contracts, and the resale of condominiums to owners who elect neither to participate in the rental pool nor to become Club members. Given these uncertainties, readers are cautioned not to put undue reliance on such statements.

The comparative results exclude the activities of Tamarron. The Company assumed responsibility for the net income (loss) for Tamarron under the terms of a lease agreement entered into between the Company and Golf Host II during the year ended December 31, 2000. Golf Host II sold Tamarron to an unaffiliated entity on November 19, 2001. The exclusion of Tamarron’s results allows for a comparison of operating results for Innisbrook on a period to period basis.

Guest occupancy during the last three years, measured by room nights, was as follows:

YEAR	ROOM NIGHTS	% CHANGE

2002	90,960	(15.0)
2001	106,960	(16.5)
2000	128,033	(6.3)

2002 Compared to 2001

For the years ended December 31, 2002 and December 31, 2001, the Company recognized total revenue in the approximate amount of $40,170,000 and $47,719,000, respectively, from the rental of condominium units, sales of food and beverages, golf operations and auxiliary services. The net reduction in overall Innisbrook revenue in the approximate amount of $7,549,000 or 15.8% resulted from the reduction in room nights, which reduced gross revenues by $7,138,000, coupled with reductions in room night spending of approximately $411,000. Average Company wide guest spending decreased from $446.14 per room night in 2001 to $441.63 in 2002. The mix of room night sales between group business and the social/transient markets has remained essentially the same between the years ended December 31, 2001 and December 31, 2002. Group room nights and social/transient room nights for the twelve months ended December 31, 2002 were 67,202 and 23,758 respectively as compared to 78,736 and 28,224 respectively for the twelve months ended December 31, 2001. Both categories showed reductions. On a percentage basis, group and social/transient room nights were down 14.6% and 15.8%, respectively, as compared to the same period last year. These reductions are a result of not only the September 11, 2001 terrorist acts, but also reflect the continuing concerns by the Company’s customers about the United States soft economy and the potential for armed conflict in the middle east. Although the loss of any single customer guest does not significantly impact the Company, the dynamics of the large group business base has changed. These groups have begun to pre-book future business in a much shorter window and are reducing the actual number of days overall at the business functions. The spending on a per night basis has also diminished while the guests are not taking full advantage of the Resorts’ amenities. In response to these changes, the Company has taken steps to refocus its sales and marketing efforts to better capture both the smaller group golf related business and the social/transient sectors.

Operating expenses and losses on Assets Held for Sale totaled approximately $40,248,000 and $49,326,000 for the years ended December 31, 2002 and December 31, 2001, respectively. This decrease was directly related to the reduction in overall business levels for the comparative periods. The reduction in expenses of approximately $9,078,000 or 18.4% was the result of a reduction in the rental pool distribution of $1,538,000 due to the reduction in room nights and resultant room revenue and the amortization of the refurbishment cost; reductions in the Tamarron losses of $1,538,000; decreases in depreciation and amortization of $289,000 ; increases in repairs and maintenance expenses of $259,000 ; decreases in sales and marketing expense of $590,000 ; a decrease in the gain on the sale of land of $1,083,000; reductions in payroll and related expenses of $1,923,000 ; reduction in the intangible write down of $3,000,000 and reduction in all other operating expenses in the aggregate of $1,976,000.

Interest, net for the year ended December 31, 2002, was approximately $9,101,000 as compared to $9,263,000 for the year ended December 31, 2001. This $162,000 decrease is the result of: a decrease in interest costs associated with the Accounts Receivable credit line of $113,000; a decrease in expense of $143,000 related to the prior Shareholders’ loan, offset by changes in the interest on capitalized leases and the change in rate on the $9,000,000 portion of the GTA loan. Other interest items, net of interest income, in the aggregate increased by $88,000.

Effective February 3, 1998, the Company’s election to be treated as a Subchapter S corporation became effective. Subsequent to the 1998 filing period, income tax calculations are no longer provided at the Company level.

2001 Compared to 2000

For the years ended December 31, 2001 and December 31, 2000, the Company recognized total revenue in the approximate amount of $47,719,000 and $56,506,000 respectively, from the rental of condominium units, sales of food and beverage, golf operations and auxiliary services. The net reduction in overall Innisbrook revenue in the amount of $8,787,000 or 15.6% results from the reduction in room nights which reduced gross revenues by $9,300,000 netted against improvements in room night spending of $513,000. Average company wide customer spending increased from $403.27 per room night in 2000 to $425.40 in 2001. On a specific property basis, room nights declined at both properties. Room nights were down approximately 21,100 and 5,400 for Innisbrook and Tamarron respectively. The majority of this reduction occurred in the fourth quarter as a result of the September 11 terrorist attacks on New York and Washington. For example, in the fourth quarter of 2001, Innisbrook and Tamarron had 12,763 and 2,026 fewer room nights sold as compared to the same period last year. The travel market response to the attacks coupled with the general downturn in the hospitality industry and destination golf resorts in general is a significant challenge to the Company. Operating expenses and losses on Assets Held for Sale totaled approximately $49,326,000 and $61,812,000 for the years ended December 31, 2001 and December 2000 respectively. This decrease was directly related to the reduction in overall business levels for the comparative periods. The reduction in expenses of $12,487,000 or 20.2% was the result of a reduction in the rental pool distribution of $1,030,000 due to the reduction in room nights and resultant room revenue; reductions in the Tamarron losses of $398,000; decrease in depreciation and amortization of $425,000; decrease in repairs and maintenance expense of $527,000; decrease in sales and marketing expense of $481,000; gain on the sale of land of $1,153,000; reduction in payroll and related expenses of $1,805,000; reduction in the intangible write down of $4,441,000 and reduction in all other operating expenses in the aggregate of $2,227,000.

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

Effective February 3, 1998, the Company’s election to be treated as a Subchapter S corporation became effective. Subsequent to the 1998 filing period, income tax calculations are no longer provided at the Company level.

Income Tax Status

Reference is made to the Note 7 to Consolidated Financial Statements regarding income taxes.

Liquidity and Capital Resources

The Company’s working capital at December 31, 2002, (inclusive of debt in default in the approximate amount of $78,975,000 under the Golf Trust (“GTA”) Deed and Mortgage Agreement), was a deficit of $98,078,000 and the Company’s cash flows from operational sources are currently severe. The Company has failed to timely pay its primary mortgage obligations beginning with the October 2001 requirements and continuing in all subsequent periods. The Company typically experiences seasonal fluctuations in its net working capital position without significantly impairing its ability to pay trade creditors in a timely manner. As a result of the default notice received from GTA (see Note 6 of the Consolidated Financial Statements), the Company’s revolving credit facility with Wells Fargo Credit Corporation was terminated by Wells Fargo on May 23, 2002.

As of March 2003, the Company is seeking to negotiate a Settlement Agreement with GTA. In connection with the proposed Settlement Agreement, the Company would transfer to GTA the resort property, three condominium apartments located at the Innisbrook Resort, the GTA stock and Partnership Unit (“PU”) interests held by GHI, and all rights, title and interests of the Company under existing contracts and agreements. In addition, the Company would provide a limited indemnity to defend and hold harmless GTA (and its affiliates) from and against any and all costs, liabilities, claims, losses, judgments or damages arising out of or in connection with the Class Action Lawsuit, as well as liabilities accruing on or before the closing date relating to employee benefits and liabilities for contracts or agreements not disclosed by the Company to GTA. In return, it is anticipated that GTA would deliver to the Company a duly executed release. No Settlement Agreement has yet been signed and no terms are definite. Neither GTA nor any of its affiliates is under any obligation to continue negotiating with the Company or to execute the Settlement Agreement, and could initiate foreclosure proceedings and pursue its other remedies at any time.

As a result of the lack of additional cash sources and GTA settlement issue described above, the Company assesses its liquidity as severe . Failure to reach a settlement with GTA will seriously impair the Company’s ability to continue as a going concern.

Contractual Obligations and Contingent Liabilities

The new Master Lease Agreement (“NMLA”) (See Note 9 of Notes to consolidated Financial Statements), between the Rental Pool Participants and the Company includes a provision that participating condominium owners will be reimbursed by the Company for 50% of the amount of funds the individual owner invested in the refurbishment program, as defined in the agreement, plus interest at 5%. The obligation of the Company to make the reimbursement payments during 2005 through 2009 is contingent upon the owners maintaining a minimum unit participation in the rental pool, as defined and tested on a quarterly basis. The projected obligation of the Company as presented in the table below recognizes reimbursement costs and interest payable to the owners, assuming that the participants meet the minimum threshold on a continuing quarterly basis.

The Company has entered into an operating lease with Citi Capital for 290 golf carts utilized on the four golf courses at Innisbrook. The operating lease expires in January 2006, and it is expected that the Company will at that time determine if it will either enter into another operating lease or acquire new carts under some alternative funding mechanism. Included in the table below is the contractual obligation under the current operating lease.

The Company is a party to a contract with Pinellas County Florida, which requires that Innisbrook accept and dispose of up to 5,000,000 gallons and not less than 2,500,000 gallons of effluent water produced by the County on a daily basis. The effluent is utilized by the Resort to water the golf courses and common areas. This agreement stipulates that because Innisbrook is willing to accept the effluent at times when the County does not have alternative demand and disposal alternatives, there is no cost to the Company.

The Company is a party to a security agreement with Allied Security, which provides for twenty-four hour security of Innisbrook. The agreement expires in 2004 and will be re-negotiated or replaced at that time. The Innisbrook Condominium Association (the “Association”), while not a direct party to the agreement, reimburses the Company for 50% of these costs. The total annual payments under the contract are reflected through the expiration date in the table below.

The Company is a party to a General Agreement with the Association, wherein certain mutually beneficial activities are defined. It includes provisions concerning how the parties will administer payroll services, security of the property, water and sewer costs, water softener system costs and maintenance, linen rooms and miscellaneous day to day joint operational issues of Innisbrook. The majority of these operational items have been negotiated on a “value for value” basis wherein no cash payments by either party are required. The Association does reimburse the Company for the Association’s direct payroll and benefit costs, water and sewer charges and security services. The Company funds the full water and sewer billing and is reimbursed by the Association for the Association’s pro-rata share. The Company funds the full security services billing and is reimbursed for 50% of these costs. These cost reimbursements are reflected as credits in the table below.

The Company has entered into a contract with Time Warner to provide cable access for the condominium units of the resort. The contract expires in 2005 as reflected below.

The Company has an agreement with Don Shula’s Steak House to provide consulting services related to DY’s restaurant located at Innisbrook. The contract does not have an expiration date, and therefore the table below includes the full obligation through 2007.

Omni Building Services Co., although without a contract, is currently providing the Company with facilities cleaning services at Innisbrook. The amounts included in the table below reflect the month to month arrangement currently in use. No continuation of this arrangement or any replacement agreement has been negotiated or included beyond 2003.

The Company is a party to a contract wherein TruGreen Landcare provides landscape services to all of the Innisbrook property excluding the Association’s common areas and the golf courses. This contract expires in July of 2003.

The Company is a party to a capital lease agreement with Verizon, which provides for the acquisition of property wide replacement of telephone cabling and the central telephone switch. The lease agreement was entered into subsequent to December 31, 2002, expires in 2008, and has been included in the table below.

The Company is a party to multiple agreements for miscellaneous services such as waste removal, uniform cleaning and replacement, armored car services, indoor plant maintenance and pest control. These service and contracts are individually immaterial and therefore are included in the aggregate total identified as other miscellaneous operational items in the table below.

		For the Years Ending December 31,

Agreement	Purpose	2003	2004	2005	2006	2007	Thereafter

Innisbrook Rental Pool Master Lease Agreement	Refurbishment reimbursement	$290	$368	$1,086	$1,408	$1,711	$4,260
Citi Capital	Golf cart operating lease	188	188	188	172	—	—
Allied Security Agreement	Security services	182	—	—	—	—	—
Time Warner	Cable provider	63	63	37	—	—	—
Don Shula’s Steak House	Consulting (Franchise Fee)	60	60	60	60	60	60
Omni Building Service Co.	Building cleaning service	252	—	—	—	—	—
TruGreen LandCare	Landscape maintenance	210	—	—	—	—	—
Verizon	Switch and high speed internet	143	262	262	262	262	131
Other miscellaneous operational agreements	Various	307	176	132	87	87	88

		$1,695	$1,117	$1,765	$1,989	$2,120	$4,539

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

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10. Directors and Executive Officers of the Registrant

Name/Position	Age	Five-Year Principal Occupation

Merrick R. Kleeman President, Secretary and Director (Chief Executive Officer)	39	Managing Director, Starwood Capital Group

Jeffrey R. Rosenthal * Senior Vice President	51	Chief Operating Officer, Starwood Capital Group
  (April 1997 – present)
Chief Financial Officer, Reyes Holdings
  (February 1996 – April 1997)
Chief Financial Officer, JBM Realty Company
		(December 1987 – February 1996)

Jerome C. Silvey Senior Vice President	45	Chief Financial Officer, Starwood Capital Group

Keith Wilt Vice President and Treasurer (Chief Financial Officer)	50	Vice President and Treasurer, Golf Host Resorts, Inc. (August 1999 – Present) Chief Financial Officer, The Suncoast Companies (March 1997 – August 1999) Consultant (January 1995 – March 1997)

Robert Geimer Vice President and Secretary	36	Sr. Vice President, Starwood Asset Management (April 1998 – present)

All directors and officers serve a one-year term or until their successors are elected.

*	Resigned effective 06/01/02

Item 11. Executive Compensation

All items for Golf Host Resorts, Inc., except those set forth below, have been omitted as not applicable or not required.

Summary Compensation Table

The following table sets forth the remuneration paid, distributed or accrued by Golf Host Resorts, Inc. and its parent, Golf Hosts, Inc., during the three years in the period ended December 31, 2002, to the Company’s executive officers.

				Other	All Other
Name and Principal Position	Fiscal	Salary and		Annual	Compensation
Golf Host Resorts, Inc.	Year	Commission	Bonus	Compensation	(3)

Merrick R. Kleeman (1)	2002	$—	$—	$—	$—
President (Chief Executive Officer)	2001	$—	$—	$—	$—
	2000	$—	$—	$—	$—
Jerome C. Silvey (1)	2002	$—	$—	$—	$—
Senior Vice President	2001	$—	$—	$—	$—
	2000	$—	$—	$—	$—
Robert Geimer (1)	2002	$—	$—	$—	$—
Vice President and Secretary	2001	$—	$—	$—	$—
	2000	$—	$—	$—	$—
R. Keith Wilt (1)	2002	$95,000	$10,000	$—	$—
Vice President and Treasurer (Principal Financial Officer)	2001	$95,000	$25,000	$—	$—
	2000	$84,000	$25,000	$—	$—

(1)	Total of annual salary and bonus was not greater than $100,000 for the years where dollar amounts are not presented.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)	Security ownership of certain beneficial owners:

	Name and Address of	Amount Beneficially
Title of Class	Beneficial Owner	Owned	Percent of Class

Golf Host Resorts, Inc.:
Common	Golf Hosts, Inc. 591 W. Putnam Ave. Greenwich, CT 06830	5,000	100%
Golf Hosts, Inc.:
Common	Golf Host Holdings, Inc. 591 W. Putnam Ave. Greenwich, CT 06830	1	100%

(b)	Security ownership of management of the Company in Golf Hosts, Inc. (GHI):

None

(c)	Changes in control:

None

Item 13. Certain Relationships and Related Transactions

(a)	Transactions with Management and Others

GHI charges administrative and other expenses to the Company on the basis of estimated time and expenses incurred as reasonably determined by GHI.

As part of the terms of the management agreement for Innisbrook, Westin guaranteed minimum cash flow to Innisbrook. The terms of the agreement provide that if incentive cash flow, as defined, is less than the minimum annual payment, as defined, for the operating year, Westin will advance Innisbrook the shortfall up to $2.5 million with the advance being repayable when the Company has available cash, as defined. In addition, the Company signed an agreement under which Westin will provide 50% of the funding for approved capital expenditures incurred subsequent to the Acquisition in excess of $6 million, plus 50% of capital expenditures in excess of the annual capital reserve requirements on an annual basis, as defined. The aggregate amounts outstanding, including accounts payable, were approximately $12,015,000 and $13,895,000 for the year ended December 31, 2002 and December 31, 2001, respectively. The December 31, 2002 balance consists of two components: approximately $1,750,000 represents unpaid management fees and reimbursable expenses as defined in the Management Agreement, and $10,265,000 represents the minimum annual payment noted above.

During 2000, the Company contributed the assets and liabilities of Tamarron of approximately $6,200,000, net, to GHI, who contributed them to Golf Host II, Inc., a wholly owned subsidiary of GHI. Concurrently with the dividend of Tamarron, the Company entered into a lease agreement whereby Golf Host II, Inc. (“GH II”) leased Tamarron to the Company. Rent was payable in the amount of $1 per annum, and the Company assumed responsibility for Tamarron’s net income (loss), as defined by the lease agreement. Effective November 19, 2001, Tamarron was sold to an unrelated entity, and the Company has no remaining responsibility under the lease or rental pool agreements.

(b)	Certain Business Relationships

None

(c)	Indebtedness of Management

None

(d)	Transactions with Promoters

Not applicable

Item 14. Controls and Procedures

Within the 90 days prior to the date of this report, the Registrant’s management, including the President (Chief Executive Officer), the Principal Financial Officer and the Registrant’s agent (Westin North American Management Company), carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures of the Company pursuant to Exchange Act Rules 13a-14 and 15d-14. Based upon the evaluation, the Registrant’s President (Chief Executive Officer) and the Principal Financial Officer concluded that the Registrant’s disclosure controls and procedures are effective, in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

There have been no significant changes in the Registrant’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Principal Financial Officer carried out this evaluation.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements:

Golf Host Resorts, Inc. and Subsidiary (included in Item 10)

Innisbrook Rental Pool Lease Operation Financial Statements together with Report of Independent Certified Public Accountants (Included in Item 10)

Tamarron Rental Pool Lease Operation Financial Statements together with Report of Independent Certified Public Accountants (Included in Item 10)

	2.	Financial Statement Schedules of Golf Host Resorts, Inc.

None

(b)		Reports on Form 8-K: None.

(c)		Exhibits

99.1	Chief Executive Officer Certification required under Section 906 of Sarbanes-Oxley Act of 2002.

99.2	Principal Financial Officer Certification required under Section 906 of Sarbanes-Oxley Act of 2002.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

The Registrant does not believe its accounting principles are subject to significant estimates which would materially impair its financial results.

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

GOLF HOST RESORTS, INC.

Date: March 31, 2003	By: /s/ Merrick Kleeman Merrick Kleeman President (Chief Executive Officer)

Date: March 31, 2003	By: /s/ R. Keith Wilt R. Keith Wilt Vice President & Treasurer (Principal Financial Officer)

I, Merrick Kleeman, certify that:

     1.     I have reviewed this annual report on Form 10-K of Golf Host Resorts, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4.     The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

     6.     The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Merrick Kleeman

Merrick Kleeman
President
(Chief Executive Officer)

I, R. Keith Wilt, certify that:

     1.     I have reviewed this annual report on Form 10-K of Golf Host Resorts, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4.     The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

     6.     The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ R. Keith Wilt

R. Keith Wilt
Vice President and Treasurer
(Principal Financial Officer)

Chief Executive Officer Certification required under Section 906 of Sarbanes-Oxley Act of 2002

I, Merrick Kleeman,

President of the Company, certify, that:

1) the Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934, as amended; and

2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/s/ Merrick Kleeman Name: Merrick Kleeman Title: President (Chief Executive Officer) Date: March 31, 2003

Principal Financial Officer Certification required under Section 906 of
Sarbanes-Oxley Act of 2002

I, R. Keith Wilt,

Vice President and Treasurer of the Company, certify, that:

3)	the Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934, as amended; and

4)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/s/ R. Keith Wilt

Name: R. Keith Wilt Title: Vice President and Treasurer (Chief Financial Officer) Date: March 31, 2003

Report of Independent Certified Public Accountants

To the Shareholder and Board of Directors of Golf Host Resorts, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholder’s deficit and of cash flows present fairly, in all material respects, the financial position of Golf Host Resorts, Inc. and subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the notes to the consolidated financial statements, the Company has suffered recurring losses from operations, has negative working capital and has a shareholder’s deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 and 6. Additionally, as described in Notes 6 and 9, the Company has defaulted under the terms of its debt agreement and its parent, Golf Host, Inc., is a defendant to a class action lawsuit wherein the plaintiffs allege breaches of contract by the Company. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ PricewaterhouseCoopers, LLP
  Tampa, Florida
  March 28, 2003

Golf Host Resorts, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2002	2001
Assets
Current assets:
Cash	$—	$665,402
Restricted cash	2,520,849	1,413,326
Accounts receivable, net	2,069,962	2,056,232
Other receivables	61,554	37,530
Inventories and supplies	1,157,792	1,070,280
Prepaid expenses and other assets	514,493	613,962

	6,324,650	5,856,732

Intangibles, net	12,463,987	13,323,572
Property and equipment, net	38,025,063	40,180,206
Other assets	5,701,950	509,215

Total assets	$62,515,650	$59,869,725

Liabilities and Shareholder’s Deficit
Current liabilities:
Cash overdrafts	$69,846	$—
Debt due within one year	79,003,552	79,562,698
Accounts payable	4,973,036	7,762,297
Accrued payroll costs	893,224	772,296
Accrued interest	14,538,319	5,453,357
Other payables and accrued expenses	2,721,823	2,775,026
Deposits and deferred revenue	2,003,938	2,695,273
Due to related parties	198,802	48,428

	104,402,540	99,069,375
Debt due after one year	—	51,213
Other long-term liabilities	10,265,009	9,015,009
Long-term refurbishment	5,548,514	—
Deferred income taxes	1,255,000	1,255,000

Total liabilities	121,471,063	109,390,597

Shareholder’s deficit:
Common stock, $1 par, 5,000 shares authorized, issued and outstanding	5,000	5,000
5.6% cumulative preferred stock, $1 par, 4,577,000 shares authorized, issued and outstanding	4,577,000	4,577,000
Paid-in capital	(8,487,323)	(8,487,323)
Accumulated deficit	(55,050,090)	(45,615,549)

Total shareholder’s deficit	(58,955,413)	(49,520,872)

Total liabilities and shareholder’s deficit	$62,515,650	$59,869,725

The accompanying notes are an integral part of these consolidated financial statements.

Golf Host Resorts, Inc. and Subsidiary

Consolidated Statements of Operations

	Year ended December 31,
	2002	2001	2000
Revenues:
Resort facilities	$12,156,198	$16,286,752	$18,892,485
Food and beverage	11,335,921	12,965,848	17,468,331
Golf	11,528,611	13,320,099	14,131,982
Other	5,149,597	5,146,238	6,013,636

	40,170,327	47,718,937	56,506,434

Costs and operating expenses:
Resort facilities	9,659,301	11,810,655	13,430,355
Food and beverage	7,974,357	9,034,212	10,465,882
Golf	6,186,797	6,570,304	7,403,772
Other	8,527,711	9,342,146	10,710,260
General and administrative	4,302,602	5,226,262	6,043,701
Depreciation and amortization	3,597,040	3,886,360	4,310,973
Provision for intangible impairment	—	3,000,000	7,441,000

	40,247,808	48,869,939	59,805,943

Income (loss) before loss on assets held for sale and leased asset	(77,481)	(1,151,002)	(3,299,509)
Loss on assets held for sale and leased asset	—	455,729	2,006,407

Operating (loss) income	(77,481)	(1,606,731)	(5,305,916)
Interest, net	9,100,748	9,263,315	9,500,714

Loss before income tax benefit	(9,178,229)	(10,870,046)	(14,806,630)
Income tax benefit	—	515,467	—

Net loss	(9,178,229)	(10,354,579)	(14,806,630)
Dividend requirements on preferred stock	256,312	256,312	256,312

Net loss attributable to common shareholder	$(9,434,541)	$(10,610,891)	$(15,062,942)

The accompanying notes are an integral part of these consolidated financial statements.

Golf Host Resorts, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholder’s Deficit

	$1 Par Value		5.6% Cumulative
	Common Stock		Preferred Stock				Total
					Paid-in	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2000	5,000	$5,000	4,577,000	$4,577,000	$(13,557,000)	$(33,744,244)	$(42,719,244)
Net loss available to common shareholder	—	—	—	—	—	(10,610,891)	(10,610,891)
Forgiveness of operating deficits (Note 8)	—	—	—	—	5,069,677	—	5,069,677
Contribution from shareholder	—	—	—	—	—	2,667,921	2,667,921
Distribution to shareholder	—	—	—	—	—	(3,928,335)	(3,928,335)

Balance, December 31, 2001	5,000	5,000	4,577,000	4,577,000	(8,487,323)	(45,615,549)	(49,520,872)
Net loss available to common shareholder	—	—	—	—	—	(9,434,541)	(9,434,541)

Balance, December 31, 2002	5,000	$5,000	4,577,000	$4,577,000	$(8,487,323)	$(55,050,090)	$(58,955,413)

The accompanying notes are an integral part of these consolidated financial statements.

Golf Host Resorts, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Year ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(9,178,229)	$(10,354,579)	$(14,806,630)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for bad debts	37,057	126,442	100,300
Depreciation and amortization	3,597,040	3,886,360	4,310,973
Provision for intangible impairment	—	3,000,000	7,441,000
Gain on disposition of capital lease	(294,821)	—	—
Amortization of refurbishment costs	407,015	—	—
Affiliate asset contribution	(425,688)	—	—
Gain on sale of asset held for sale	—	(1,164,911)	—
Income tax benefit	—	(515,467)	—
Changes in operating assets and liabilities:
(Increases) decreases in:
Restricted cash	(1,107,523)	(194,037)	(900,429)
Accounts receivable and other receivables	(74,811)	3,189,054	(697,194)
Inventories and supplies	(87,512)	536,655	148,517
Prepaid expenses and other assets	99,469	(416,563)	(65,283)
Increases (decreases) in:
Cash overdraft	69,846	—	—
Accounts payable	(1,113,573)	(851,882)	3,574,954
Accrued payroll costs	120,928	(57,776)	(69,678)
Accrued interest	9,084,962	4,636,310	125,782
Other payables and accrued expenses	(53,203)	(301,828)	(137,467)
Deposits and deferred revenue	(691,335)	(766,510)	620,745
Due to related parties	(105,938)	1,289,103	1,321,733

Cash provided by operating activities	283,684	2,040,371	967,323

Cash flows from investing activities:
Increases in other assets	(51,236)	(25,427)	(167,937)
Purchases of property and equipment	(714,668)	(1,526,163)	(1,351,796)
(Increase) decrease in assets held for sale	—	(47,624)	—
Proceeds from sale of asset held for sale	—	3,928,635	—

Cash (used in) provided by investing activities	(765,904)	2,329,421	(1,519,733)

Cash flows from financing activities:
Additional borrowings on existing debt	—	—	33,028
Repayment of existing debt	(183,182)	(3,487,386)	(306,313)
Repayments on line of credit	—	(667,141)	(1,442,175)
Distribution to shareholder	—	(3,928,335)	—
Contribution from shareholder	—	2,667,921	—
Increases in other long-term liabilities	—	1,145,151	2,701,830

Cash (used in) provided by financing activities	(183,182)	(4,269,790)	986,370

Net (decrease) increase in cash	(665,402)	100,002	433,960
Cash, beginning of period	665,402	565,400	131,440

Cash, end of period	$—	$665,402	$565,400

Noncash financing and investing activities:
Satisfaction of preferred stock dividend requirement through the intercompany account	$256,312	$256,312	$256,312
Capital lease obligations	—	—	23,270
Dividend of Tamarron to Golf Host II, Inc.	—	—	6,199,596
Settlement with previous owners	—	—	1,249,843
Forgiveness of operating deficits	—	5,069,677	—
Transfer of fixed assets to asset held for sale	—	281,100	—
Refurbishment program	5,548,514	—	—
Other information:
Interest paid in cash	$129,151	$7,781,358	$9,015,013

The accompanying notes are an integral part of these consolidated financial statements.

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

1.	Organization, Business and Liquidity

Golf Host Resorts, Inc. (the “Company”) is a wholly owned subsidiary of Golf Host, Inc. (“GHI”) and owns The Westin Innisbrook Resort (“Innisbrook”) in Tarpon Springs, Florida and, through November 18, 2001, operated the Sheraton Tamarron Resort (“Tamarron”) in Durango, Colorado (the “Resorts”). The Resorts offer championship quality golf facilities, restaurant and conference facilities, and related resort facilities. A majority of the condominium apartment owners at the Resorts provide their units as resort accommodations under rental pool lease operations.

On June 23, 1997, TM Golf Hosts, Inc. (“TMGHI”) acquired the Company (the “Acquisition”). The purchase price was approximately $66,333,000, including assumption of certain liabilities. For financial statement purposes, the Acquisition was accounted for as a purchase and accordingly, the purchase price was allocated based upon the fair value of assets and liabilities acquired.

During 2000, the Company dividended the assets and liabilities of Tamarron of approximately $6,200,000, net, to GHI, who contributed them to Golf Host II, Inc., a wholly owned subsidiary of GHI. Concurrently with the dividend of Tamarron, the Company entered into a lease agreement whereby Golf Host II, Inc. (“GH II”) leased Tamarron to the Company. Rent was payable in the amount of $1 per annum and the Company assumed responsibility for Tamarron’s net income (loss), as defined by the lease agreement. Effective November 19, 2001, Tamarron was sold and the Company has no remaining responsibility under the lease and related rental pool agreements (Note 9).

During 2000, the previous owners were released from all continuing claims under the Acquisition and the previous owners amended and restated the mortgage note from $4,418,000 to $3,168,000. The write-down under the terms of the amended mortgage note, net of balances due from the previous owners was approximately $655,000, which was recorded as a reduction of intangible assets. On November 19, 2001, the Tamarron property was sold and the remaining balance of the mortgage note was paid in full (Note 6).

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has negative working capital at December 31, 2002 of approximately $98,078,000 and has incurred operating losses for each of the periods since the Acquisition. Additionally, as described in Note 6, the Company failed to make scheduled interest payments beginning with October 2001, has defaulted under the terms of its debt agreement, and GHI is a

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

defendant to a class action lawsuit the basis of which relates to alleged actions by the Company (Note 9).

Management is seeking to negotiate a settlement agreement with its lender (Note 6). In addition, management has developed and implemented sales and marketing plans to increase total Resort revenues through targeting guests likely to utilize more Resort amenities and continues to review its operating costs to determine where cost savings can be achieved. The Company has an agreement with Westin Hotel Company (“Westin”) whereby cash deficiencies, as limited and defined by the agreement, arising from the Innisbrook operation will be temporarily funded by Westin (Note 10).

As a result of the preceding matters, substantial doubt exists about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2.	Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Golf Host Resorts, Inc. and Golf Host Condominium, Inc. All significant intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

Preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, which affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term highly liquid investments with a purchased maturity of three months or less to be cash equivalents.

At December 31, 2002 and 2001, the balance in restricted cash of approximately $2,520,000 and $1,413,000, respectively, mainly represents cash restricted for capital improvements pursuant to the Company’s loan agreement with Golf Trust of America.

Accounts Receivable

Accounts receivable represents amounts due from Resort guests and is net of allowances of approximately $160,000 and $192,000 for doubtful accounts at December 31, 2002 and 2001, respectively.

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Inventories and Supplies

The Company records inventories and supplies at the lower of first-in, first-out cost or market.

Assets Held for Sale

During 2000, the Company dividended the net assets and liabilities of Tamarron, approximately $6,200,000, which was an asset acquired at acquisition and held for sale. On May 4, 2001, the Company sold the remaining land parcel at Innisbrook included in assets held for sale for $4,578,000. Net proceeds of $3,928,000 were distributed by the Company to its shareholder.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Costs of maintenance and repairs of property and equipment used in operations are charged to expense as incurred, while renewals and betterments are capitalized. When property and equipment are replaced, retired or otherwise disposed of, the costs are deducted from the asset and accumulated depreciation accounts. Gains or losses on sales or retirements of buildings, vehicles and certain golf course and recreational facilities are recorded in income.

Depreciation is recorded using the straight-line unit method for buildings, vehicles and certain golf course and recreational facilities, and the straight-line composite method for the other components. Estimates of useful lives used in computing annual depreciation are as follows:

Estimated useful
life in years

Land improvements	28 to 30
Buildings	40
Recreational facilities	30
Machinery and equipment	10 to 15

Other Assets

Other assets consist of costs incurred in conjunction with refurbishment of condominium units provided as Resort accommodations under the rental pool lease operations. In accordance with the revised MLA (Note 9), the Company will be reimbursed for 50% of the costs incurred by individual condominium owners upon completion of their refurbishment project. The Company will amortize the remaining costs on a straight-line basis over the term of the revised MLA, subsequent to the completion of the refurbishment project.

Long-Lived Assets

Statement of Financial Accounting Standards (“FAS”) No. 144 (“FAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the discounted cash flows. The Company has performed an evaluation of the long-term resort assets and related intangibles. Based upon that analysis, gross cash flows exceed the carrying value of property and equipment and the related intangibles. However, the value is significantly less than the carrying value of secured debt and past due interest.

Intercompany Allocations and Advances

The Company reimburses GHI for administrative and other expenses based on estimated time and expenses incurred. Amounts charged were approximately $384,000, $293,000 and $203,000, for the years ended December 31, 2002, 2001 and 2000, respectively, of which $1,807,000 and $1,423,000 were payable to GHI at December 31, 2002 and 2001, respectively.

Revenue

Revenue from Resort operations is recognized as the related service is performed. Revenue includes rental revenues generated from condominium units owned by third parties participating in the rental pool lease operations. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, interest, real estate taxes and maintenance would have been incurred. Instead, costs and operating expenses include distributions of approximately $4,475,000, $6,322,000 and $7,352,000 for the years ended December 31, 2002 2001 and 2000, respectively, to the rental pool participants.

Interest, Net

The Company’s cash management policy is to utilize cash resources to minimize net interest expense, through either temporary cash investments or reductions in existing interest-bearing obligations. Accordingly, temporary cash investments and interest income vary from period to period. Interest expense is net of interest income of approximately $43,000, $35,000 and $85,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Employee Benefit Plans

GHI maintains a defined contribution Employee Thrift and Investment Plan (the “Plan”), which provides retirement benefits for all eligible employees who have elected to participate. Employees must fulfill a 90-day service requirement to be eligible. The Company currently matches one half of the first 6% of an employee’s contribution. Company contributions approximated $173,000, $209,000 and $215,000, for the years ended December 31, 2002, 2001 and 2000, respectively, and are fully funded.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

3.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2002	2001
Land and land improvements	$6,432,158	$6,420,231
Buildings	12,299,872	12,271,599
Golf courses and recreational facilities	16,541,528	16,534,687
Machinery and equipment	10,865,381	10,480,541
Capital leases	614,809	1,385,565
Construction in progress	2,334,997	2,260,613

	49,088,745	49,353,236
Less accumulated depreciation	(11,063,682)	(9,173,030)

	$38,025,063	$40,180,206

Construction in progress (“CIP”) consists of costs incurred while constructing Resort amenities. Interest costs of approximately $29,000 and $50,000 was capitalized to CIP for the years ended December 31, 2002 and 2001, respectively.

Depreciation expense of approximately $2,737,000, $2,833,000 and $2,789,000 was recorded for the years ended December 31, 2002, 2001 and 2000, respectively.

4.	Intangible Assets

Resulting from the Acquisition, a Resort intangible of approximately $30,400,000, relating to acquiring an operating Resort property with an existing rental pool agreement, was recorded and is being amortized on a straight-line basis over 20 years. In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, the Company’s intangible asset has been specifically identified and will continue to be amortized over its remaining useful life. Amortization expense for all intangible assets was approximately $860,000, $1,053,000 and $1,522,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

During the year ended December 31, 2000, the Company recorded a provision for intangible impairment of approximately $7,441,000. The Company experienced significant changes in business and market conditions, which led to declines in the results of operations and the number of participants in the rental pool. Due to these changes, the Company concluded that impairment had occurred. An impairment charge was required because the Company had determined that the estimated fair value of the intangible was less than its carrying value.

During 2001, the Company continued to experience significant declines in business associated both with its corporate and transient customers. Advance bookings for 2002 and subsequent years continued to lag behind the Company’s historical results and from all indications, did not appear to indicate a reversal of that trend in the foreseeable future. As a result, the Company again had to evaluate its carrying value of the intangible asset. Proforma cash flow estimates were developed based upon expected business levels, which indicated that further impairment of

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

the intangible had occurred. Consequently, the Company recognized an additional $3,000,000 impairment of the intangible asset during 2001.

During 2002, the Company reviewed the carrying value of the intangible asset and determined that further impairment had not occurred. Advance bookings and rental pool participation had stabilized from a historical perspective, and the pro forma cash flows, based upon advance bookings indicate that no further deterioration in the carrying value should be recognized in 2002.

5.	Other Payables and Accrued Expenses

Other payables and accrued expenses consists of the following:

	December 31,

	2002	2001

Rental pool lease distribution	$730,143	$959,360
Taxes, other than income taxes	1,507,970	1,359,911
Other	483,710	455,755

	$2,721,823	$2,775,026

6.	Line of Credit and Notes Payable

	December 31,

	2002	2001

Notes payable
Participating mortgage note at varying pay rates maturing in 2027 (in default)	$69,975,000	$69,975,000
$9,000,000 participating mortgage note credit facility maturing in 2027 (in default)	9,000,000	9,000,000
Capital leases ranging from 1.89% to 17.37%	28,552	638,911

	79,003,552	79,613,911
Less current maturities	(79,003,552)	79,562,698

	$—	$51,213

At December 31, 2001, $2,980,000 was available under the $3,000,000 accounts receivable line of credit, net of a $20,000 reserve. Effective May 23, 2002, this credit facility was terminated by the lender as a result of the GTA default.

Concurrent with the Acquisition, the Company obtained a $78,975,000 note payable from GTA. The note payable has two components: a $69,975,000 participating mortgage note and a $9,000,000 credit facility. The note payable is guaranteed by GHI and secured by substantially all assets other than the Company’s accounts receivable and approximately 40 acres of undeveloped land.

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

The note payable agreement stipulates that Additional Collateral is released when the ratio of the Innisbrook Resorts Net Operating Income equals or exceeds a coverage ratio to Debt Service, as defined. The coverage ratio was not met for the three years ended December 31, 2002. The agreement defines unpledged GTA shares and/or the proceeds of the sale of these shares as Additional Collateral.

The participating mortgage note was used to finance the Company’s Acquisition and purchase of GTA stock. The participating mortgage note calls for initial annual interest payments of $6,739,063 with an annual 5% increase in the interest payment, prorated for partial years, commencing January 1, 1998 and continuing each year through 2002. Interest, payable monthly, has been recorded using the effective interest method. The effective interest rate is approximately 11.5%, as defined in the loan agreement, over the life of the note payable. In addition, the participating mortgage note calls for participation payments based upon levels of revenue, as defined, of the Innisbrook property (“Participating Interest”). No participating interest has been incurred for the three years ending December 31, 2002.

Principal on the GTA note payable is due at maturity on June 23, 2027. Upon expiration or earlier termination of the participating mortgage note, GTA has the option to purchase Innisbrook at fair market value.

The $9,000,000 credit facility bears interest initially at a 9.75% fixed rate with an annual 5% interest escalator commencing January 1, 1998 (effectively 11.94%, 11.37% and 10.83% for the years ended December 31, 2002, 2001 and 2000, respectively) and continuing each year through 2002. As of December 31, 2002, the Company has drawn the full $9,000,000 available under this facility.

The Company was informed by GTA on November 29, 2001 that the Company is in default on the $78,975,000 note payable arising from the Company’s failure to pay the October 2001 interest payment and all subsequent principal and interest payments, which have not been made. GTA has asserted its right to accelerate payment of the total outstanding principal and interest amounts.

As of March 2003, the Company is seeking to negotiate a Settlement Agreement with GTA. In connection with the proposed Settlement Agreement, the Company would transfer to GTA the Resort property, three condominium units located at the Innisbrook Resort, the acquired interest in GTA stock and operations held by the parent, and all rights, title and interests of the Company under existing contracts and agreements. In addition, the Company would provide a limited indemnity to defend and hold harmless GTA (and its affiliates) from and against any and all costs, liabilities, claims, losses, judgments or damages arising out of or in connection with the Class Action Lawsuit, as well as liabilities accruing on or before the closing date relating to employee benefits and liabilities for contracts or agreements not disclosed by the Company to GTA. In return, it is anticipated that GTA would deliver to the Company a duly executed release. A Settlement Agreement has yet to be signed and no terms are definite. Neither GTA nor any of its affiliates is under any obligation to continue negotiating with the Company or to execute the

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Settlement Agreement, and could initiate foreclosure proceedings and pursue its other remedies at any time.

The Company incurred interest expense of approximately $9,120,000, $9,070,000 and $9,227,000 on the GTA note payable during the years ended December 31, 2002, 2001 and 2000, of which $14,838,000 and $5,448,000 was payable at December 31, 2002 and 2001. Accrued interest is classified as current as a result of the default on the GTA loan and the effective interest method discussed above.

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

The Company obtained a $5,000,000 mortgage note on June 20, 1997, collateralized by certain assets at Innisbrook, from the previous owners as a part of the acquisition. The note bore interest at a fixed rate of 6.34% with interest payable quarterly. The Company incurred interest expense of $162,000 and $240,000 for the years ended December 31, 2001 and 2000. This note was paid in full commensurate with the sale of the Tamarron property (Note 8).

The Company has leased property under capital leases, which expire in 2003.

7.	Income Taxes

On April 17, 1998, the Company filed an election with the Internal Revenue Service to change its tax status to a Qualified Subchapter S Subsidiary effective February 3, 1998. As a result of this election, all applicable deferred tax liabilities were removed from the balance sheet and reflected as an extraordinary item in the consolidated statements of operations. The remaining deferred tax liability represents the estimated liability for taxes to be paid on built-in gains associated with the sale of assets within the statutory 10-year period from Acquisition. During 2001, certain of these assets were sold, resulting in an income tax benefit of $515,000.

No valuation allowance is provided on deferred tax assets as management believes it is more likely than not that such assets will be realized upon sale of its assets or settlement with GTA. Under the Internal Revenue Code, if certain substantial changes in the Company’s ownership occur, there are annual limitations on utilization of loss carryforwards.

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

	December 31,

	2002	2001

Deferred income taxes consist of the following:
Deferred income tax asset:
Net operating loss	$331,875	$331,875
Deferred income tax liability:
Basis difference in property and intangible assets	(1,586,875)	(1,586,875)

Total deferred income tax liability	$(1,255,000)	$(1,255,000)

8.	Tamarron’s Results of Operations

The Company assumed responsibility for the Net Income (Loss), as defined, of Tamarron under the terms of the lease agreement between the Company and Golf Host II, Inc., for the period of lease inception through November 18, 2001. The net loss is included in loss on assets held for sale and leased asset in the statement of operations:

For the
period ended
November 18, 2001

Revenue:
Hotel	$2,843,360
Food and beverage	1,926,520
Golf	1,753,375
Other	1,815,138

8,338,393

Costs & operating expense:
Hotel	1,106,787
Food & Beverage	1,392,295
Golf	824,233
Other	2,701,941
General and administrative	3,751,385
Interest expense	100,108

9,876,749

Net loss	$(1,538,356)

On November 19, 2001, GH II, an affiliated company and lessor of Tamarron, sold Tamarron to an unrelated entity. A portion of the proceeds were used to settle the remaining balance due under the $5,000,000 mortgage note from the previous owners (Note 6), which has been accounted for as a capital contribution to the Company. In conjunction with the sale, the accumulation of operating deficits not funded by the Company was forgiven by GH II. The unfunded accumulated operating deficits totaled $5,070,000 and were recorded as an adjustment to paid-in-capital.

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

9.	Commitments and Contingencies

Rental Pool Distribution

The Company offered, effective January 1, 1998 and amended and restated effective January 1, 2000, a separate Guaranteed Distribution Master Lease Agreement (“GMLA”) to Innisbrook participants. Among other things, the GMLA provides for an equal sharing between the Company and Innisbrook participants of Adjusted Gross Revenues, and includes as deductions from the Gross Income Distribution, as defined, a 5.5% Management Fee and a 3% Marketing Fee. The Company also guaranteed that distributions will not be less than an amount which approximates the 1996 Gross Income Distribution on an individual unit basis, as prorated based upon Weighted Days Pool Participation, as defined. For the year ended December 31, 2002, the Company was obligated to pay the GMLA participants less than $1,000. No amounts were required to be paid under the guarantee for the year ended December 31, 2001 and 2000. The GMLA has a noncancelable term through 2011 with an annual rental pool participation election by individual unit owners.

A new MLA (“NMLA”) was effective January 1, 2002. On an annual basis, beginning in 2002, each condominium owner may elect to participate in either the NMLA or the GMLA. If an owner elects to participate in the NMLA, the owner is prohibited from returning to the GMLA. The NMLA provides for Adjusted Gross Revenues, as defined, to be divided 40% to the Innisbrook rental pool participants and 60% to the Company. In addition, the Company has agreed, as part of the NMLA, to reimburse rental pool participants in the NMLA for up to 50% of actual unit refurbishment costs beginning in 2005 through 2009, so long as the rental pool participation threshold, as defined,is maintained. In addition, the Company has agreed to pay the participants interest at 5% on the unpaid 50% of the refurbishment costs, beginning in 2002 so long as the participation threshold is maintained. Interest in the amount of approximately $159,000 was incurred under this agreement in 2002. Should the Company elect to terminate the NMLA before its expiration in 2011, all unpaid balances of refurbishment costs and related interest would be due and payable to the Participants. If the Company proves unsuccessful in its defenses in the class-action lawsuit described below, any rental pool participant who elected, subject to the NMLA, will forego reimbursement by the Company for renovations equal to their pro-rata amount of the class-action settlement proceeds. The net liability for the Company’s share of the estimated cost of the refurbishments completed as of December 31, 2002 is $5,549,000 and is included in long-term refurbishments on the balance sheet. The corresponding asset is included in other assets and is being expensed equally over the period from the time each phase of the refurbishment is placed in service through the completion of payment in 2009. The net expense for the year ended December 31, 2002 is approximately $407,000 and is included in resort facilities expense.

Legal

GHI has been named as a defendant in a consolidated class action lawsuit whereby the plaintiffs allege breaches of contract, including breaches in connection with the Rental Pool Master Lease Agreement. The plaintiffs are seeking unspecified damages and declaratory judgment stating that

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

the plaintiffs are entitled to participate in the rental pool if one exists, a limitation of the total number of Club memberships and a limitation of golf course access to persons who are either condominium owners, members, their accompanied guests, or guests of the resort. Deposition of class members and others, including depositions of prior executives of Golf Host Resorts, have been taken and additional discovery remains. The previously scheduled trial date of February 3, 2003 had been postponed by the court; a new trial date has not yet been set. As this litigation is still in progress, the Company is not yet able to determine whether the resolution of this matter will have a material adverse effect on the Company’s financial condition or results of operations although the Company believes GHI has successful defenses based upon consultations with legal counsel and intends to vigorously defend this action.

The Company, in the normal course of operations, is also subject to claims and lawsuits by employees, guests and vendors. The Company does not believe that the ultimate resolution of these matters will materially impair operations or have an adverse effect on the Company’s financial position and results of operations.

10.	Westin Agreements

Westin became manager of Innisbrook effective July 15, 1997, for a 20-year term unless terminated earlier as provided for in the agreement. Westin receives annual management fees, based on revenues of Innisbrook, and certain cost reimbursements. Westin’s management fee amounted to $584,000, $716,000 and $885,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Westin management agreement requires the Company to maintain a capital replacement fund based on an amount calculated as the greater of 3% of gross revenues or a minimum threshold amount as defined in the agreement, calculated on a monthly basis. The Company contributed $2,125,000 and $1,845,000 for the years ended December 31, 2002 and 2001, respectively, and an additional $862,000 and $366,000 is required to be segregated at December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, the capital replacement fund had a balance of approximately $1,394,000 and $708,000, respectively, and is included in restricted cash in the accompanying consolidated balance sheets.

In April 1998, the Company signed an agreement, under which Westin will provide 50% of the funding for approved capital expenditures incurred subsequent to the Acquisition in excess of the annual capital replacement fund requirements, defined above, in addition to providing 50% of the funding for the initial capital requirements over $6,000,000, as defined. During the year ended December 31, 2002, Westin and the Company agreed that the amount due under the agreement was approximately $426,000. This amount was offset against unpaid management fees and reimbursable expenses due Westin under the management agreement and is included in other income for the year ended December 31, 2002.

Additionally, under the terms of the Innisbrook management agreement, Westin guarantees a minimum cash flow to Innisbrook. The agreement provides that if Incentive Cash Flow, as

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

defined, is less than the Minimum Annual Payment, as defined, for the operating year, then Westin will fund a non-interest bearing advance to Innisbrook for the shortage up to $2,500,000, with the advance being repayable when the Company has Available Cash, as defined. As of December 31, 2002 and 2001, $10,265,000 and $9,015,000 had been advanced to the Company and are included in other long-term liabilities.

Amounts payable to Westin of $1,750,000 and $4,880,000 at December 31, 2002 and 2001, respectively, include management fees and certain cost reimbursements and are included in other payables and accrued expenses at December 31, 2002 and 2001, respectively.

Report of Independent Certified Public Accountants

To Golf Host Resorts, Inc. and the Lessors of the
Innisbrook Rental Pool Lease Operation

In our opinion, the accompanying balance sheets and the related statements of operations and of changes in participants’ fund balance present fairly, in all material respects, the financial position of the Innisbrook Rental Pool Lease Operation at December 31, 2002 and 2001, and the results of its operations and the changes in participants’ fund balance for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the rental pool’s operators; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 of the notes to financial statements, the Innisbrook Rental Pool Lease Operation is party to lease agreements with an affiliated entity, whose ability to continue as a going concern is in substantial doubt.

/s/ PricewaterhouseCoopers, LLP
Tampa, Florida
March 28, 2003

Innisbrook Rental Pool Lease Operation

Balance Sheets — Distribution Fund

	DECEMBER 31,

	2002	2001
Assets
Receivable from Golf Host Resorts, Inc. for distribution	$727,891	$948,703
Interest receivable from Maintenance Escrow Fund	12,929	17,408

	$740,820	$966,111

Liabilities and Participants’ Fund Balance
Due to participants for distribution	$544,636	$763,301
Due to Maintenance Escrow Fund	196,184	202,810

	$740,820	$966,111

The accompanying notes are an integral part of these financial statements.

Innisbrook Rental Pool Lease Operation

Balance Sheets — Maintenance Escrow Fund

	December 31,

	2002	2001
Assets
Cash and cash equivalents	$1,266,304	$1,242,415
Short-term investments	1,990,000	1,330,000
Construction in progress	7,774	—
Receivable from Distribution Fund	196,184	202,810
Carpet care receivable	21,162	13,692
Interest receivable	21,110	13,925

	$3,502,534	$2,802,842

Liabilities and Participants’ Fund Balance
Accounts payable	$3,902	$58,976
Construction retainage	41,422	—
Interest payable to Distribution Fund	12,929	17,408
Participants’ fund balance	3,444,281	2,726,458

	$3,502,534	$2,802,842

The accompanying notes are an integral part of these financial statements.

Innisbrook Rental Pool Lease Operation

Statements of Operations — Distribution Fund

	For the year ended December 31,

	2002	2001	2000

Gross revenues	$11,956,378	$15,835,503	$18,551,171

Deductions:
Agents’ commissions	493,479	680,868	898,800
Credit card fees	282,947	184,577	124,314
Audit fees	16,000	14,500	13,000
Uncollectible room rents	26,666	—	—
Linen replacement	150,214	—	—
Rental Pool complimentary fees	4,914	—	—

	974,220	879,945	1,036,114

Adjusted gross revenues	10,982,158	14,955,558	17,515,057
Management fee	(6,584,394)	(7,453,477)	(8,727,226)

Gross income distribution	4,397,764	7,502,081	8,787,831
Adjustments to gross income distribution:
Management fee	(2,889)	(824,353)	(962,083)
Marketing fee	(1,577)	(449,648)	(524,772)
General pooled expenses	(12,355)	—	—
Miscellaneous pooled expenses	(236)	(61,930)	(73,619)
Corporate complimentary occupancy fees	20,158	39,372	49,264
Interest	145,803	—	—
Westin Associate room fees	73,549	92,150	77,678
Occupancy fees	(1,132,811)	(1,382,734)	(1,628,544)
Advisory Committee expenses	(211,178)	(181,065)	(38,806)

Net income distribution	3,276,228	4,733,873	5,686,949
Adjustments to net income distribution:
Occupancy fees	1,132,811	1,382,734	1,628,544
Hospitality suite fees	5,776	—	217
Greens fees	—	8,023	8,596
Additional participation credits	—	2,730	2,910

Amount available for distribution to participants	$4,414,815	$6,127,360	$7,327,216

The accompanying notes are an integral part of these financial statements.

Innisbrook Rental Pool Lease Operation

Statements of Changes in Participants’ Fund Balance — Distribution Fund

	For the year ended December 31,

	2002	2001	2000
Balance, beginning of year	$—	$—	$—

Additions:
Amounts available for distribution to participants	4,414,815	6,127,360	7,327,216
Interest earned from Maintenance Escrow Fund	69,950	87,635	207,604

Reductions:
Amounts withheld for Maintenance Escrow Fund	(1,029,963)	(1,233,501)	(1,450,443)
Amounts accrued or paid to participants	(3,454,802)	(4,981,494)	(6,084,377)

Balance, end of year	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Innisbrook Rental Pool Lease Operation

Statements of Changes in Participants’ Fund Balance — Maintenance Escrow Fund

	For the year ended December 31,

	2002	2001	2000
Balance, beginning of year	$2,726,458	$1,929,901	$7,021,346
Additions:
Amounts withheld from occupancy fees	1,029,963	1,233,501	1,450,443
Interest earned	69,950	87,635	207,604
Other cost reimbursement	—	397,412	—
Charges to participants to establish or restore escrow balances	5,646,865	313,553	424,020
Reductions:
Maintenance charges	(654,261)	(545,432)	(635,188)
Refurbishment costs	(4,527,523)	—	(5,523,364)
Carpet care reserve deposit	(53,603)	(20,842)	(73,831)
Interest accrued or paid to Distribution Fund	(69,950)	(87,635)	(207,604)
Refunds to participants due under Lease Agreements	(723,619)	(581,635)	(733,525)

Balance, end of year	$3,444,280	$2,726,458	$1,929,901

The accompanying notes are an integral part of these financial statements.

Innisbrook Rental Pool Lease Operation

Notes to Financial Statements

1.	Rental Pool Lease Operation and Rental Pool Lease Agreements

Organization and Operations

The Innisbrook Rental Pool Lease Operation (the “Rental Pool”) consists of condominiums at the Westin Innisbrook Resort (“Innisbrook”), which are provided as resort accommodations by their owners. The condominium owners (“Participants”) have entered into Annual Rental Pool Lease Agreements (“ALAs”) and either a Master Lease Agreement (“MLA”) or, effective January 1, 1998 and amended and restated effective January 1, 2000, a Guaranteed Distribution Master Lease Agreement (“GMLA”), which define the terms and conditions related to each ALA with Golf Host Resorts, Inc. (“GHR”), the lessee of the Rental Pool. The ALAs expire at the end of each calendar year, and the MLA and GMLA remain in effect through December 31, 2001 and December 31, 2011, respectively.

Effective January 1, 2002, the Company replaced the MLA, which expired on December 31, 2001, with a new Master Lease Agreement (“NMLA”). The NMLA provides for Adjusted Gross Revenues, as defined, to be divided 40% to the Innisbrook Rental Pool Participants and 60% to the Company. In addition, the Company has agreed, as part of the NMLA, to reimburse rental pool participants in the NMLA for up to 50% of the actual unit refurbishment costs, plus interest at 5% of the 50% of the refurbishment costs, beginning in 2002, so long as the minimum participation threshold as defined, is maintained. The MLA, GMLA, NMLA and ALAs are referred to collectively as the “Agreements.”

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

GHR has experienced recurring net losses and working capital deficiencies, which create substantial doubt about GHR’s ability to continue as a going concern. The continuation and success of the Rental Pool is contingent upon the continuation of operations of Innisbrook. Items related to the continuation of Innisbrook as a going concern include such issues as: the ultimate resolution of the Class Action Lawsuit of Golf Hosts, Inc. (“GHI”), GHR’s parent company, wherein the plaintiffs have alleged breaches of contract and are seeking a declaratory judgment stating the plaintiffs are entitled to participate in the Rental Pool if one exists, a limitation of the total number of Club memberships and a restriction of golf course access to members, guest of members, resort guests or guests of resort guests, the acquisition of condominium units which do not participate in the Rental Pool or through a sale are removed from the Rental Pool, owners of units opting to live in their units, owners renting their units outside of the Rental Pool, and general economic conditions related to the destination resort industry.

Innisbrook Rental Pool Lease Operation

Notes to Financial Statements

Computation and Allocation of Earnings

Under the MLA, which expired on December 31, 2001, Participants and GHR shared Adjusted Gross Revenues in accordance with the terms of the Agreement. Adjusted Gross Revenues consist of revenues earned from the rental of condominiums, net of agents’ commissions, credit card fees and audit fees. GHR receives a Management Fee equal to 47% of Adjusted Gross Revenues. Each Participant receives a fixed Occupancy Fee, based on apartment size, for each day of occupancy. After allocation of Occupancy Fees, the balance of Adjusted Gross Revenues, net of the Management Fee and adjustments, is allocated proportionately to Participants, based on the Participation Factor as defined in the Agreement.

Under the GMLA, Participants and GHR share equally in Adjusted Gross Revenues, while GHR receives as deductions from the Gross Income Distribution a 5.5% Management Fee, a 3% Marketing Fee and Miscellaneous Pooled Expenses comprised of linen and other pooled expenses. The GMLA guarantees Rent (Net Income Distribution plus Occupancy and Hospitality Suite Fees) will not be less than an amount which approximates the 1996 Gross Income Distribution on an individual per unit basis, as prorated based upon Unit Weighted Days Pool Participation, as defined. In 1996, the distribution was $21.67. In 2002, the Unit Weighted Days distribution was $20.02, and the amount the Company is obligated to pay the GMLA participants for the year ended December 31, 2002, is less than $1,600. In 2001, no amount was paid under the guarantee, as the Average Daily Distribution was $25.73. The GMLA also guarantees that it cannot be terminated before its expiration date and includes a provision for an annual election to participate.

Under the NMLA, which became effective January 1, 2002, Participants and GHR share Adjusted Gross Revenues in accordance with the terms of the agreement. Adjusted Gross Revenues are defined as Gross Revenues less agents commissions, audit fees, occupancy fees when the unit is utilized by GHR, linen replacements and credit card fees. GHR receives a management fee of 60% of Adjusted Gross Revenues. Each Participant receives a fixed occupancy fee, based upon apartment size, for each day of occupancy. After allocation of occupancy fees and the payment of general rental pool expenses, the balance is allocated proportionally to the Participants, based on the Participation Factor as defined in the Agreement. The Agreement also provides for GHR to reimburse 50% of the refurbishment costs on each unit associated with the current refurbishment program, with interest calculated as 5% of the unpaid 50% of the refurbishment costs, and continued participation of the unit in the rental pool, so long as the minimum aggregate participation threshold, as defined, is maintained. Repayments are to begin in 2005 and continue through 2009. Should GHR elect to terminate the NMLA before its expiration in 2011, all unpaid balances of refurbishment costs and related interest would be due and payable to the Participants. The net interest earned during the year ended December 31, 2002 was approximately $146,000 and is recorded as an adjustment to the gross income distribution in the statement of operations of the distribution fund.

Corporate complimentary occupancy fees are rental fees paid by GHR to the Participants for complimentary rooms unrelated to Rental Pool operations. Westin Associate Room Fees

Innisbrook Rental Pool Lease Operation

Notes to Financial Statements

represent total room revenues earned from the rental of condominiums by Westin employees passed through to the Rental Pool.

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

Maintenance Escrow Fund Accounts

The MLA, GMLA and NMLA provide that 75%, 90% and 90%, respectively, of the Occupancy Fees earned by each Participant are deposited in the Participant’s Maintenance Escrow Fund account. This account provides funds for payment of amounts that are due from Participants under the Agreements for maintenance and refurbishment services. Under the MLA, when the balance of the Participant’s Maintenance Escrow Fund account exceeds 75% of the defined furniture replacement value, the excess is refunded to the Participant upon their election. Should a Participant’s balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to an adequate level. The GMLA provides for an Occupancy Fee deposit into the Participant’s Maintenance Escrow Fund account until the balance in the account equals the total anticipated charges for maintenance, repair and refurbishing of the condominium. The NMLA provides for specific fund balances to be maintained, by unit type, size and age of refurbishment, as defined in the Agreement.

Under the MLA, GMLA and NMLA, a percentage of the Occupancy Fees are deposited into the carpet care reserve in the Maintenance Escrow Fund, which bears the expenses of carpet cleaning for all Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually. The amounts expended for carpet care were $61,000, $45,000 and $56,000 for 2002, 2001 and 2000, respectively. For the years 2002 and 2001, these expenditures were in excess of the carpet care reserve by $21,000 and $14,000, respectively.

GHR invests as directed by the Lessors’ Advisory Committee the maintenance escrow funds on behalf of the Participants and in compliance with restrictions in the Agreements. The Lessors’ Advisory Committee consists of nine Participants elected to advise GHR in Rental Pool matters. Income earned on these investments is allocated proportionately to Participants’ Maintenance Escrow Fund accounts and paid quarterly through the Distribution Fund. Included in cash and cash equivalents at December 31, 2002 are certificates of deposit of $190,000, maturing between January 2003 and February 2003, and bearing interest at rates from 1.2% to 1.7%. Included in short-term investments at December 31, 2002 are certificates of deposit of $1,900,000, maturing between January 2003 and September 2003, and bearing interest at rates from 1.35% to 2.7%, with the remainder held in a money market account. Included in cash and

Innisbrook Rental Pool Lease Operation

Notes to Financial Statements

cash equivalents at December 31, 2001 are certificates of deposit of $380,000, maturing between January 2002 and March 2002, and bearing interest at rates from 2.0% to 2.75%. Included in short-term investments at December 31, 2001 are certificates of deposit of $1,330,000, maturing between January 2002 and September 2002, and bearing interest at rates from 2.3% to 4.3%, with the remainder held in a money market account. At December 31, 2002 and 2001, cost of these investments approximates fair value.

Construction in progress and refurbishment includes costs incurred in conjunction with the condominium refurbishment project authorized by the Participants of the Rental Pool. The refurbishment project is scheduled for completion not later than December 31, 2004.

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

Income Taxes

No federal or state taxes have been reflected in the accompanying financial statements as the tax effect of fund activities accrue to the Participants and shareholder of GHR.

3.	Affiliate Owned Condominiums

Golf Host Condominium, Inc., a wholly owned subsidiary of GHR, owns three condominiums. Its condominiums participated in the Rental Pool under the NMLA in the same manner as all others.

4.	Commitments and Contingencies

Hilton Hotels Corporation (“HHC”) managed Innisbrook from April 1993 to July 15, 1997, at which time the management was changed to Westin Hotel Company. In connection with the HHC agreement, HHC funded certain special projects and property improvements, including installation of life-safety equipment in condominium units participating in the Rental Pool and related common areas. Separately, the Rental Pool agreed to reimburse GHR the cost of installing the life-safety equipment, including reimbursements to condominium apartment owners for previously installed equipment, in an amount equal to $1,779,000, plus interest at 7.75% per annum for no more than five years on each related draw thereunder. Payments were required for years in which the Amount Available for Distribution to Participants exceeded $7,375,000 in an

Innisbrook Rental Pool Lease Operation

Notes to Financial Statements

amount equal to 50% of such excess. Participants withdrawing from the Rental Pool for any reason, other than a sale, before the obligation to GHR had been fully repaid were required to immediately pay their proportionate share of the unpaid balance. In l996 and 1995, repayment requirements of $362,593 and $150,036, respectively, resulted, yielding a balance of $1,591,341. Under the terms of the related agreement, the Rental Pool was not obligated to reimburse GHR if the management agreement between HHC and GHR was terminated. Therefore, effective with the July 15, 1997 change in management, the obligation of the Rental Pool to continue to make reimbursements ceased. The former shareholders of GHR retained all notes receivable, including the amount due from the Rental Pool, and have disputed the termination and initiated a lawsuit. As of December 31, 2002, GHR is holding approximately $226,000 in escrow as potential payment to the former shareholders pending resolution of this matter. On December 26, 2002, the parties to the lawsuit reached a settlement agreement, which provides for a cash settlement of $420,000 plus interest. The settlement payment will be funded by the escrow funds held by GHR at December 31, 2002, and the Rental Pool Participants will fund the remainder during 2003.

Report of Independent Certified Public Accountants

To Golf Host Resorts, Inc. and the Lessors of the
Tamarron Rental Pool Lease Operation

In our opinion, the accompanying balance sheets and the related statements of operations and of changes in participants’ fund balance present fairly, in all material respects, the financial position of the Tamarron Rental Pool Lease Operation at November 18, 2001, and the results of its operations and the changes in participants’ fund balance for the 322 day period ended November 18, 2001 and the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the rental pool’s operators; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Sheraton Tamarron Resort was sold on November 19, 2001 to an unaffiliated entity who assumed all responsibility under the Tamarron Rental Pool Lease Operation.

/s/ PricewaterhouseCoopers, LLP
Tampa, Florida
September 13, 2002

Tamarron Rental Pool Lease Operation

Balance Sheets — Distribution Fund

November 18,
2001
Assets
Cash	$1,000
Receivable from Golf Host Resorts, Inc. for distribution	39,828
Interest receivable from Maintenance Escrow Fund	235

$41,063

Liabilities and Participants’ Fund Balance
Due to participants for distribution	$42
Due to Maintenance Escrow Fund	41,021

$41,063

The accompanying notes are an integral part of these consolidated financial statements.

Tamarron Rental Pool Lease Operation

Balance Sheets — Maintenance Escrow Fund

November 18,
2001
Assets
Cash and cash equivalents	$200,869
Due from Distribution Fund	41,021
Inventory:
Linen	51,900
Materials and supplies	13,090
Deposits	4,467

$311,347

Liabilities and Participants’ Fund Balance
Accounts payable	$259
Interest payable to Distribution Fund	235
Participants’ fund balance	310,853

$311,347

The accompanying notes are an integral part of these consolidated financial statements.

Tamarron Rental Pool Lease Operation

Statements of Operations — Distribution Fund

	For the 322 day	For the
	period ended	year ended
	November 18,	December 31,
	2001	2000

Gross revenues	$2,629,193	$3,098,682

Deductions:
Agents’ commissions	64,569	78,378
Sales and marketing expenses	197,189	232,401
Audit fees	11,501	13,000

	273,259	323,779

Adjusted gross revenues	2,355,934	2,774,903
Management fee	(1,299,441)	(1,458,618)

Gross income distribution	1,056,493	1,316,285
Adjustments to gross income distribution:
Corporate complimentary occupancy fees	3,494	3,794
Occupancy fees	(348,874)	(311,856)
Designated items	(76,919)	(44,827)
Advisory Committee expenses	(10,497)	(6,044)

Pooled income	623,697	957,352
Adjustments to pooled income:
Occupancy fees	348,874	311,856

Amounts available for distribution to participants	$972,571	$1,269,208

The accompanying notes are an integral part of these consolidated financial statements.

Tamarron Rental Pool Lease Operation

Statements of Changes in Participants’ Fund Balance — Distribution Fund

	For the 322 day	For the
	period ended	year ended
	November 18,	December 31,
	2001	2000

Balance, beginning of year	$—	$—

Additions:
Amounts available for distribution to participants	972,571	1,269,209
Interest earned from Maintenance Escrow Fund	3,092	4,364

Reductions:
Amounts withheld for Maintenance Escrow Fund	(174,437)	(155,935)
Amounts accrued or paid to participants	(801,226)	(1,117,638)

Balance, end of year	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Tamarron Rental Pool Lease Operation

Statements of Changes in Participants’ Fund Balance — Maintenance Escrow Fund

	For the 322 day	For the
	period ended	year ended
	November 18,	December 31,
	2001	2000

Balance, beginning of year	$174,714	$188,338

Additions:
Amounts withheld from occupancy fees	174,437	155,935
Interest earned	3,092	4,364
Reimbursement of designated items	76,920	44,827
Charges to participants to establish or restore escrow balances	156,305	230,778

Reductions:
Maintenance and inventory charges	(164,467)	(366,945)
Refurbishing charges	—	—
Interest accrued or paid to Distribution Fund	(3,092)	(4,364)
Designated items	(76,919)	(44,827)
Refunds to participants as prescribed by Master Lease Agreement	(30,137)	(33,392)

Balance, end of year	$310,853	$174,714

The accompanying notes are an integral part of these consolidated financial statements.

Tamarron Rental Pool Lease Operation

Notes to Financial Statements

1.	Rental Pool Lease Operation and Rental Pool Lease Agreement

Organization and Operations

The Tamarron Rental Pool Lease Operation (the “Rental Pool”) consists of condominiums at Sheraton Tamarron Resort, which are provided as resort accommodations by their owners. The condominium owners (“Participants”) had entered into Annual Rental Pool Lease Agreements (“ALAs”) and a Master Lease Agreement (“MLA”), which defined the terms and conditions related to each ALA, with Golf Host Resorts, Inc. (“GHR”), the lessee of the Rental Pool. The MLA and ALAs are referred to collectively as the “Agreements.” The ALAs expire at the end of each calendar year and the MLA will remain in effect through December 31, 2003.

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

Maintenance Escrow Fund Accounts

The Agreements provide that 50% of the Occupancy Fees earned by each Participant is deposited in the Participant’s Maintenance Escrow Fund account. This account provides funds for payment of amounts that are due from the Participants under the Agreements for maintenance and refurbishment services. When the balance of the Participant’s Maintenance Escrow Fund account exceeds the maximum specified in the Agreements, the excess is refunded to the Participant, as provided in the Agreements. Should a Participant’s balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to an adequate level.

Funds deposited in the Maintenance Escrow Fund are invested on behalf of the Participants. Income earned on these investments is allocated proportionately to Participants’ Maintenance Escrow Fund accounts and paid quarterly through the Distribution Fund. Cash and cash equivalents at November 18, 2001 consists of an interest bearing demand account.

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

3.	Linen and Materials and Supplies Inventory

Linen amortization and the cost of Participants’ actual usage of certain supplies, collectively referred to as Designated Items, are charged to all Participants as a group and allocated to Participants based upon their Participation Factors. Linen inventory is stated at cost, less accumulated amortization of $50,000 at November 18, 2001. Linen amortization is computed on the straight-line method over an estimated useful life of 24 months.

Tamarron Rental Pool Lease Operation

Notes to Financial Statements

Materials and supplies inventories consist primarily of minor apartment furnishings and appliances carried at cost, determined on a first-in, first-out basis. The costs of such items, not considered Designated Items, are charged to Participants’ individual Maintenance Escrow Fund accounts based on actual usage.