Form 10-Q
period 2003-03-31
GOLF HOST RESORTS INC
filed 2003-05-21
CIK 42429

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

For Quarter Ended March 31, 2003

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
CONSOLIDATED BALANCE SHEETS

ASSETS
(Substantially all pledged)

	March 31,	December 31,
	2003	2002

	(unaudited)
CURRENT ASSETS:
Cash	$892,909	$—
Restricted cash	2,313,492	2,520,849
Accounts receivable, net	4,301,950	2,069,962
Other receivables	110,698	61,554
Inventories and supplies	1,258,872	1,157,792
Prepaid expenses and other assets	701,155	514,493

Total current assets	9,579,076	6,324,650

INTANGIBLES, net	12,248,539	12,463,987
PROPERTY AND EQUIPMENT, net	37,946,416	38,025,063
OTHER ASSETS	5,521,037	5,701,950

	$65,295,068	$62,515,650

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER’S DEFICIT

	March 31,	December 31,
	2003	2002

	(unaudited)
CURRENT LIABILITIES:
Cash overdrafts	$457,525	$69,846
Debt due within one year	79,019,252	79,003,552
Accounts payable	4,884,859	4,973,036
Accrued payroll costs	1,258,198	893,224
Accrued interest	16,818,668	14,538,319
Other payables and accrued expenses	3,488,678	2,721,823
Deposits and deferred revenues	1,990,815	2,003,938
Due to related parties	245,526	198,802

Total current liabilities	108,163,521	104,402,540

OTHER LONG-TERM LIABILITIES	10,265,009	10,265,009
LONG TERM REFURBISHMENT	5,548,514	5,548,514
DEFERRED INCOME TAXES	1,255,000	1,255,000

Total liabilities	125,232,044	121,471,063

SHAREHOLDER’S DEFICIT
Common stock, $1 par, 5,000 shares authorized, issued, and outstanding	5,000	5,000
5.6% cumulative preferred stock, $1 par, 4,577,000 shares authorized, issued, and outstanding	4,577,000	4,577,000
Paid-in capital	(8,487,323)	(8,487,323)
Accumulated deficit	(56,031,653)	(55,050,090)

Total shareholder’s deficit	(59,936,976)	(58,955,413)

Total liabilities and shareholder’s deficit	$65,295,068	$62,515,650

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Quarters Ended March 31,

	2003	2002

REVENUES:
Resort facilities	$4,075,577	$5,018,165
Food and beverage	3,426,201	3,593,430
Golf	3,761,193	4,556,741
Other	1,299,732	1,302,492

	12,562,703	14,470,828

COST AND OPERATION EXPENSES:
Resort facilities	3,096,779	3,340,963
Food and beverage	2,260,265	2,392,376
Golf	1,705,533	1,585,600
Other	2,341,420	2,424,139
General and administrative	1,099,535	1,217,178
Depreciation and amortization	747,198	872,829

	11,250,730	11,833,085

OPERATING INCOME	1,311,973	2,637,743
INTEREST, NET	2,229,459	2,370,435

(LOSS)/INCOME BEFORE DIVIDEND PREFERRED STOCK	(917,486)	267,308
DIVIDEND REQUIREMENTS ON PREFERRED STOCK	64,077	64,077

(LOSS)/INCOME AVAILABLE TO COMMON SHAREHOLDER	$(981,563)	$203,231

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S DEFICIT

	$1 Par Value		5.6% Cumulative				Total
	Common Stock		Preferred Stock		Paid-In	Retained	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2002	5,000	$5,000	4,577,000	$4,577,000	$(8,487,323)	$(55,050,090)	$(58,955,413)
Net loss allocated to common shareholder	—	—	—	—	—	(981,563)	(981,563)

Balance, March 31, 2003	5,000	$5,000	4,577,000	$4,577,000	$(8,487,323)	$(56,031,653)	$(59,936,976)

(unaudited)

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(unaudited)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss)/income before dividend requirements
on preferred stock	$(917,486)	$267,308
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	939,916	872,829
Provision for bad debts	180,943	223,933
Changes in operating working capital	1,139,319	1,018,607

Cash provided by operations	1,342,692	2,382,677

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in other assets	(11,805)	(7,320)
Purchases of property and equipment	(404,136)	(28,886)

Cash used in investing activities	(415,941)	(36,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of existing debt	(33,842)	(80,822)
Decreases in other long-term liabilities	—	(123,256)

Cash used in financing activities	(33,842)	(204,078)

NET INCREASE IN CASH	892,909	2,142,393
CASH, BEGINNING OF PERIOD	—	665,402

CASH, END OF PERIOD	$892,909	$2,807,795

NONCASH FINANCING AND INVESTING ACTIVITIES:
The Company satisfied its preferred
stock dividend liability to GHI
through the intercompany account	$64,077	$64,077

Extension of grounds equipment capital lease	$49,542	$—

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

The financial statements for December 31, 2002 were prepared assuming the Company will continue as a going concern. As discussed in the notes to consolidated financial statements on Form 10-K dated December 31, 2002, the Company has suffered recurring losses from operations, has negative working capital and has a shareholder’s deficit. The issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in the footnotes. Additionally, as described in Note 6 of the notes to consolidated financial statements on Form 10-K, the Company has defaulted under the terms of its debt agreement and Golf Host, Inc. (the Company’s parent company) is a defendant to a class action lawsuit. These financial statements do not include any adjustments that might result from the outcome of the uncertainties.

These financial statements and related notes are presented for interim periods in accordance with the requirements of Form 10-Q and, consequently, do not include all disclosures normally provided in the Company’s Annual Report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The accompanying consolidated balance sheet for March 31, 2003, and consolidated statements of operations and cash flows for the periods ended March 31, 2003 and 2002, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

The Company’s business is seasonal. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal years.

2)	INTANGIBLE ASSETS

The Company recorded at closing in 1997, a resort intangible asset of approximately $30,400,000. This intangible related to the purchase of the Innisbrook Resort, which contained an existing rental pool agreement and a recently executed management agreement with Westin Hotels. The intangible is being amortized over twenty years on a straight-line basis. Amortization expense for all intangible assets was approximately $215,000 and $168,000 for the three months ended March 31, 2003 and March 31, 2002, respectively.

As noted in the Company’s 10-K for December 31, 2002, management had determined that due to declining demand in the resort business and reduced rental pool participation which led to declines in operating results, impairment had occurred. At December 31, 2000, an impairment charge of $7,441,000 was recorded. As a

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

During 2002 and as of March 31, 2003, the Company reviewed the carrying value of the intangible asset and determined that further impairment had not occurred. Advance booking and rental pool participation have stabilized from a historical perspective, and pro-forma cash flows, based upon advance bookings indicate that no further deterioration in the carrying value need to be recognized.

(3)	DEBT

Debt consists of the following:

	March 31,	December 31,
	2003	2002

Participating mortgage note at varying pay rates maturing in 2027 (in default)	$69,975,000	$69,975,000
$9,000,000 participating mortgage note credit facility maturing in 2007 (in default)	9,000,000	9,000,000
Capital leases ranging from 1.89% to 17.37%	44,252	28,552

	79,019,252	79,003,552
Less current maturities	(79,019,252)	(79,003,552)

	$—	$—

(4)	CONTINGENCIES

Golf Hosts, Inc., the Company’s parent, has been named as a defendant in a consolidated class action lawsuit whereby the plaintiffs allege breaches of contract, including breaches in connection with the Rental Pool Master Lease Agreement. The plaintiffs are seeking unspecified damages and declaratory judgment stating that the plaintiffs are entitled to participate in the rental pool if one exists, a restriction of golf course access to persons who are either condominium owners, members, their accompanied guests, or guests of the resort and a restriction of the total number of club memberships. Deposition of class members and others, including depositions of prior executives of Golf Host Resorts, have been taken and additional discovery remains. The previously scheduled trial date of February 3, 2003 has been postponed by the Court; a new trial

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	CONTINGENCIES (continued)

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

The Company has recorded a liability and related asset in the approximate amount of $5,549,000, in recognition of the Master Lease Agreement refurbishment reimbursement program. The liability will be settled in accordance with the terms of the agreement and the asset will be amortized on a straight line basis beginning in 2002 and ending December 31, 2009.

GOLF HOST RESORTS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarter ended March 31, 2003

During the first quarter of 2003, The Company’s results of operations continued to reflect the downward trend in the hospitality industry and the destination golf resort segment of that industry. Occupancy percentages at the Innisbrook resort were 17.7% less than the same three-month period for the prior year. Total room nights were down 4,587 for the period ended March 31, 2003 and compared to the three months ended March 31, 2002. Group and transient room nights were down 2,847 and 1,740 room nights, respectively, as compared to the same period last year. Total revenue per room night increased by 3.0% or $14.96 over the prior year. Gross revenue per room night for the three months ended March 31, 2003 was $511.12 as compared to the $496.15 for the three months ended March 31, 2002. These reductions in room nights coupled with the increase in room night spending levels produced a net decrease in gross revenue of approximately $1,908,000 or 13.2%.

Operating expenses, exclusive of depreciation and amortization, were down approximately $457,000 or 4.2%. Depreciation and amortization also declined by approximately $126,000 or 14.4%.

The decreased revenue combined with the decreases in operating expenses and depreciation and amortization noted above, produced a net reduction in comparative three month operating income of approximately $1,326,000. Operating income, before interest expense and preferred dividend requirements, was approximately $1,312,000 and $2,638,000 for the three months ended March 31, 2003 and March 31, 2002, respectively.

Interest expense, net of interest income, reflects the continued accrual of the Company’s GTA interest obligations. Total interest expense decreased by approximately $141,000 or 5.9%. This decrease was the result of amortization of approximately $59,000 in original issue discount on the GTA mortgage, a reduction of capital lease interest and other interest in the approximate amount of $87,000 and decrease in interest income of approximately $5,000.

Capital expenditure reserves in the amount of approximately $595,000 were set-aside during the quarter ended March 31, 2003. Of this amount, approximately $100,000 was used to fund lease payments on operating assets such as golf carts, golf grounds equipment and computer equipment while $406,000 was used to pay for the new guard gate, replace and repair conference center and clubhouse HVAC and roofing systems and miscellaneous deferred maintenance projects.

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

Certain factors that might cause such a difference include the following: changes in general economic conditions that may influence group conferences and guests’ vacations plans; changes in travel patterns; changes in consumer tastes in destinations or accommodations for group conferences and vacations; changes in retail pool participation by the current condominium owners; reaching a settlement agreement with the Company’s primary lender; settlement of the Class Action Lawsuit; the ability of the Company to continue to operate the Innisbrook property under its management contracts; and the resale of condominiums to owners who elect neither to participate in the rental pool nor to become Club members. Given these uncertainties, readers are cautioned not to put undue reliance on such statements.

GOLF HOST RESORTS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

The Company’s working capital position has decreased to a deficit of approximately $98,584,000. This is a reduction of approximately $506,000 in working capital from the December 31, 2002 deficit of approximately $98,078,000.

The Company continues to experience seasonal fluctuations in its net working capital position. These fluctuations have been managed in the past through the utilization of an accounts receivable revolving credit line. Effective May 23, 2002, the revolving credit line with Wells Fargo Business Credit was terminated by Wells Fargo as a result of the Company’s default on the participating mortgage with Golf Trust of America (GTA).

The Company was informed by GTA on November 29, 2001 that the Company is in default on the $78,975,000 mortgage and accrued interest, arising from the Company’s failure to pay the October 2001 interest and subsequent installments. GTA has asserted its right to accelerate payment of the total outstanding principal and interest amounts.

As of April 2003, the Company is seeking to negotiate a Settlement Agreement with GTA. In connection with the proposed Settlement Agreement, the Company would transfer to GTA the Innisbrook resort property, three condominium units located at the resort, the Company’s ownership interests in GTA stock, and all rights, title and interests of the Company under existing contracts and agreements. In addition, the Company would provide limited indemnity to defend and hold harmless GTA (and its affiliates) from and against any and all costs, liabilities, claims, losses, judgments or damages arising out of or in connection with the Class Action Lawsuit, as well as liabilities accruing on or before the closing date relating to employee benefits and liabilities for contracts or agreements not disclosed by the Company to GTA. In return, it is anticipated that GTA would deliver to the Company a duly executed release. No Settlement Agreement has yet been signed and no terms are definite. Neither GTA nor any of its affiliates are under any obligation to execute the Settlement Agreement and GTA could initiate foreclosure proceedings or pursue any other legal remedies available to it at any time.

As described in Note 4 of the notes to consolidated financial statements on the Company’s Form 10-K for December 31, 2002, management had determined that due to declining demand in the hotel golf resort business and related rental pool participation, which led to declines in operating results, impairment of the intangible asset had occurred. At December 31, 2000, an impairment charge of $7,441,000 was recorded. As a result of the continued decline in destination golf resort business during 2001 and the events of September 11, 2001, the Company had determined that further impairment had occurred and consequently recorded an additional $3,000,000 impairment charge during the quarter ended September 30, 2001. No further impairment has been recognized subsequent to the period ended September 30, 2001.

GOLF HOST RESORTS, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Registrant does not have significant market risk with respect to foreign currency exchanges or other market rates. The Registrant’s debt has a fixed contractual interest rate through the year 2027 and, accordingly, fluctuations in interest rates are not expected to affect financial results

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Registrant’s management, including the Chief Executive Officer, the Principal Financial Officer and the Registrant’s agent (Westin North American Management Company), carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Registrant’s Chief Executive Officer and the Principal Financial Officer concluded that the Registrant’s disclosure controls and procedures are effective in timely alerting them to material information to be included in the Registrant’s periodic SEC filings

There have been no significant changes in the Registrant’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Principal Financial Officer carried out this evaluation

RENTAL POOL LEASE OPERATION

The following unaudited financial statements of the Innisbrook Rental Pool Lease Operation (the Rental Pool) are for the quarters ended March 31, 2003 and 2002.

The operation of the Rental Pool is tied closely to that of Golf Host Resorts, Inc. (the Company), and provides for distribution of a percentage of the Company’s room revenues, as defined in the Rental Pool Master Lease Agreements, to participating condominium owners (Participants).

The Innisbrook Rental Pool Operation is party to lease agreements with an affiliated entity, whose ability to continue as a going concern is in substantial doubt.

The operation of the Rental Pool is more fully discussed in Form 10-K, for the fiscal year ended December 31, 2002 (file No. 2-64309).

INNISBROOK RENTAL POOL LEASE OPERATION
BALANCE SHEETS

DISTRIBUTION FUND

	March 31,
	2003	December 31,
	(unaudited)	2002

ASSETS
CASH	$2,889	$—
RECEIVABLE FROM GOLF HOST RESORTS, INC. FOR DISTRIBUTION	1,432,787	1,790,798
LIFE SAFETY RECEIVABLE FROM PARTICIPANTS	132,832	—
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	10,972	15,856

	$1,579,480	$1,806,654

LIABILITIES AND PARTICIPANTS’ FUND BALANCES
DUE TO PARTICIPANTS FOR DISTRIBUTION	$1,169,426	$1,480,977
DUE TO MAINTENANCE ESCROW FUND	277,222	325,677
LIFE SAFETY SETTLEMENT LIABILITY	132,832	—

	$1,579,480	$1,806,654

MAINTENANCE ESCROW FUND

ASSETS
CASH AND CASH EQUIVALENTS	$4,400,513	$4,991,956
RECEIVABLE FROM DISTRIBUTION FUND	277,222	325,677
CONSTRUCTION WORK IN PROGRESS	—	7,284
CARPET CARE RECEIVABLE	13,563	23,576
INTEREST RECEIVABLE	12,147	9,012

	$4,703,445	$5,357,505

LIABILITIES AND PARTICIPANTS’ FUND BALANCES
ACCOUNTS PAYABLE	$85,598	$2,820
CONSTRUCTION RETAINAGE	38,213	—
INTEREST PAYABLE TO DISTRIBUTION FUND	10,972	15,856
PARTICIPANTS’ FUND BALANCES — ESCROW A	1,530,143	1,366,611
PARTICIPANTS’ FUND BALANCES — ESCROW B	3,038,519	3,972,218

	$4,703,445	$5,357,505

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of the Rental Pool Operation, include all adjustments which are necessary for a fair presentation.

INNISBROOK RENTAL POOL LEASE OPERATION
STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002

DISTRIBUTION FUND

	Year-to-Date

	2003	2002

	(unaudited)
GROSS REVENUES	$4,012,261	$4,927,742

DEDUCTIONS:
Agents’ commissions	178,435	194,790
Credit card fees	95,197	116,319
Audit fees	5,387	4,562
Uncollectable room rents	2,119	16,132
Linen replacements	52,907	42,921
Rental pool complimentary fees	975	795

	335,020	375,519

ADJUSTED GROSS REVENUES	3,677,241	4,552,223
MANAGEMENT FEE	(2,205,748)	(2,728,932)

GROSS INCOME DISTRIBUTION	1,471,493	1,823,291
ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
Management fee	(352)	(1,412)
Marketing fee	(192)	(770)
Miscellaneous pooled expense	(24)	(92)
Corporate complimentary occupancy fees	2,762	3,818
Interest (Paragraph 3.1 (3))	(3,183)	(3,183)
Gtd MLA guaranteed payment	1,592	—
Occupancy fees	(307,369)	(361,863)
Advisory Committee expenses	(47,394)	(55,451)
Life-safety reimbursement	(88,543)	—

NET INCOME DISTRIBUTION	1,028,790	1,404,338
ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	307,369	361,863
Hospitality suite fees	1,440	1,861
Westin Associate room fees	24,156	22,736
Interest	73,921	—

AMOUNT AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$1,435,676	$1,790,798

Average daily distribution	$27.66	$35.32
Average room rate	$163.24	$168.96
Occupied room nights	24,579	29,166
Available room nights	51,907	50,707
Occupancy percentage	47.4%	57.5%
Average number of available units	577	563

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of the Rental Pool Operation, include all adjustments which are necessary for a fair presentation.

INNISBROOK RENTAL POOL LEASE OPERATION
STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002

DISTRIBUTION FUND

	Year-to-date
	2003	2002

	(unaudited)
BALANCE, beginning of period	$—	$—
ADDITIONS:
Amount available for distribution	1,435,676	1,790,798
Interest received or receivable from Maintenance Escrow Fund	10,972	15,856
REDUCTIONS:
Amounts withheld for Maintenance Escrow Fund	(277,222)	(325,677)
Amounts accrued or paid to participants	(1,169,426)	(1,480,977)

BALANCE, end of period	$—	$—

MAINTENANCE ESCROW FUND
BALANCE, beginning of period	$3,444,280	$2,726,458
ADDITIONS:
Amounts withheld from occupancy fees	277,222	325,677
Interest earned	10,972	15,856
Charges to participants to establish or restore escrow balances	1,539,048	4,176,234
REDUCTIONS:
Maintenance charges	(249,986)	(172,738)
Refurbishment Phase II	(400,257)	(1,152,467)
Carpet care reserve deposit	(15,368)	(14,475)
Interest accrued or paid to Distribution Fund	(10,972)	(15,856)
Refunds to participants as prescribed by the master lease agreements	(26,277)	(549,860)

BALANCE, end of period	$4,568,662	$5,338,829

     These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of the Rental Pool Operation, include all adjustments which are necessary for a fair presentation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Golf Hosts, Inc., the Company’s parent, has been named as a defendant in a consolidated class action lawsuit whereby the plaintiffs allege breaches of contract, including breaches in connection with the Rental Pool Lease Agreement. The plaintiffs are seeking unspecified damages and declaratory judgment stating that the plaintiffs are entitled to participate in the rental pool if one exists, a limitation of golf course access to persons who are either condominium owners, members, their accompanied guest, or guests of the resort and a limitation of the total number of Club memberships. Deposition of class members and others, including depositions of prior executives of Golf Host Resorts, have been taken and additional discovery remains. The previously scheduled trial date of February 3, 2003 has been postponed by the Court; a new trial date has not yet been set. As this litigation is still in progress, the Company is not yet able to determine whether the resolution of this matter will have a material adverse effect on the Company’s financial condition or results of operations although the Company believes Golf Hosts, Inc. has successful defenses based upon consultations with legal counsel and intends to vigorously defend this action

Item 2. Changes in Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Pursuant to an agreement with the SEC staff, included in the 10-Q filing are unaudited financial statements of the Innisbrook Rental Pool Lease Operation for the quarters ended March 31, 2003 and 2002.

Item 6. Exhibits and Reports on Form 8-K

             (a)  The following exhibits are included in this Form 10-Q:

             99.1 President Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

             99.2 Principal Financial Officer Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

             99.3 President Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

             99.4 Principal Financial Officer Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

             (b)  The Registrant did not file Form 8-K during the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLF HOST RESORTS, INC.

Date:	May 15, 2003	By:	/s/ Merrick Kleeman Merrick Kleeman President

Date:	May 15, 2003	By:	/s/ R. Keith Wilt R. Keith Wilt Vice President and Treasurer (Principal Financial Officer)