Form 10-Q
period 2003-06-30
GOLF HOST RESORTS INC
filed 2003-08-22
CIK 42429

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

For Quarter Ended June 30, 2003

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

PART I - FINANCIAL INFORMATION

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
CONSOLIDATED BALANCE SHEETS

ASSETS
(Substantially all pledged)

	June 30,	December 31,
	2003	2002

	(unaudited)
CURRENT ASSETS:
Cash	$259,892	$—
Restricted cash	2,740,377	2,520,849
Accounts receivable, net	1,635,328	2,069,962
Other receivables	64,337	61,554
Inventories and supplies	1,144,731	1,157,792
Prepaid expenses and other assets	560,240	514,493

Total current assets	6,404,905	6,324,650
INTANGIBLES, net	12,033,091	12,463,987
PROPERTY AND EQUIPMENT, net	37,638,597	38,025,063
OTHER ASSETS	5,382,243	5,701,950

	$61,458,836	$62,515,650

     The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER’S DEFICIT

	June 30,	December 31,
	2003	2002

	(unaudited)
CURRENT LIABILITIES:
Cash overdrafts	$—	$69,846
Debt due within one year	79,000,592	79,003,552
Accounts payable	3,278,629	4,973,036
Accrued payroll costs	975,509	893,224
Accrued interest	19,130,230	14,538,319
Other payables and accrued expenses	2,852,623	2,721,823
Deposits and deferred revenues	1,549,147	2,003,938
Due to related parties	513,009	198,802

Total current liabilities	107,299,739	104,402,540
DEBT DUE AFTER ONE YEAR	95,115	—
OTHER LONG-TERM LIABILITIES	10,265,009	10,265,009
LONG TERM REFURBISHMENT	5,623,095	5,548,514
DEFERRED INCOME TAXES	1,255,000	1,255,000

Total liabilities	124,537,958	121,471,063

SHAREHOLDER’S DEFICIT
Common stock, $1 par, 5,000 shares authorized, issued, and outstanding	5,000	5,000
5.6% cumulative preferred stock, $1 par, 4,577,000 shares authorized, issued, and outstanding	4,577,000	4,577,000
Paid-in capital	(8,487,323)	(8,487,323)
Shareholder receivable	(219,784)	—
Accumulated deficit	(58,954,015)	(55,050,090)

Total shareholder’s deficit	(63,079,122)	(58,955,413)

Total liabilities and shareholder’s deficit	$61,458,836	$62,515,650

     The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Quarters Ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

REVENUES:
Resort facilities	$2,537,629	$3,378,897	$6,613,206	$8,397,062
Food and beverage	2,871,574	3,806,922	6,297,775	7,400,352
Golf	2,869,517	2,915,347	6,630,710	7,472,088
Other	1,094,184	1,635,313	2,393,916	2,937,805

	9,372,904	11,736,479	21,935,607	26,207,307

COST AND OPERATION EXPENSES:
Resort facilities	2,146,932	2,785,709	5,243,711	6,126,672
Food and beverage	2,041,635	2,374,933	4,301,900	4,767,309
Golf	1,747,929	1,673,007	3,453,462	3,258,607
Other	2,238,575	2,277,235	4,579,995	4,701,374
General and administrative	970,086	1,108,359	2,069,621	2,325,537
Depreciation and amortization	747,198	860,448	1,494,396	1,733,277

	9,892,355	11,079,691	21,143,085	22,912,776

OPERATING (LOSS)/INCOME	(519,451)	656,788	792,522	3,294,531
INTEREST, NET	2,338,834	2,236,275	4,568,293	4,606,710

LOSS BEFORE PREFERRED STOCK DIVIDEND	(2,858,285)	(1,579,487)	(3,775,771)	(1,312,179)
DIVIDEND REQUIREMENTS ON PREFERRED STOCK	64,077	64,077	128,154	128,154

LOSS AVAILABLE TO COMMON SHAREHOLDER	$(2,922,362)	$(1,643,564)	$(3,903,925)	$(1,440,333)

     The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S DEFICIT

	$1 Par Value		5.6% Cumulative				Total
	Common Stock		Preferred Stock		Paid-In	Retained	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2002	5,000	$5,000	4,577,000	$4,577,000	$(8,487,323)	$(55,050,090)	$(58,955,413)

Shareholder receivable	—	—	—	—	—	(219,784)	(219,784)
Loss available to common shareholder	—	—	—	—	—	(3,903,925)	(3,903,925)

Balance, June 30, 2003 (unaudited)	5,000	$5,000	4,577,000	$4,577,000	$(8,487,323)	$(59,173,799)	$(63,079,122)

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(unaudited)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss)/income before dividend requirements on preferred stock	$(3,775,771)	$(1,312,179)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,494,396	1,733,277
Provision for bad debts	(75,520)	181,869
Gain on disposal of capital lease	(27,739)	(294,822)
Rental pool expense	390,919	203,508
Changes in operating working capital	2,807,375	4,118,337

Cash provided by operations	813,660	4,629,990

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in other assets	3,369	(21,794)
Purchases of property and equipment	(627,492)	(200,904)

Cash used in investing activities	(624,123)	(222,698)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from owners	—	21,239
Repayment of existing debt	(62,245)	(91,970)
Additional borrowings on existing debt	132,600	—
Decreases in other long-term liabilities	—	(3,190,194)

Cash used in financing activities	70,355	(3,260,925)

NET INCREASE IN CASH	259,892	1,146,367
CASH, BEGINNING OF PERIOD	—	665,402

CASH, END OF PERIOD	$259,892	$1,811,769

NONCASH FINANCING AND INVESTING ACTIVITIES:
The Company satisfied its preferred stock dividend liability to GHI through the intercompany account	$128,154	$128,154

Master lease agreement refurbishment program	$5,877,702	$3,256,120

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

The accompanying consolidated balance sheet for June 30, 2003, and consolidated statements of operations and cash flows for the periods ended June 30, 2003 and 2002, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

The Company’s business is seasonal. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal years.

2)	INTANGIBLE ASSETS

The Company recorded at closing in 1997, a resort intangible asset of approximately $30,400,000. This intangible related to the purchase of the Innisbrook Resort, which contained an existing rental pool agreement and a recently executed management agreement with Westin Hotels. The intangible is being amortized over twenty years on a straight-line basis. Amortization expense for all intangible assets was approximately $431,000 and $383,000 for the six months ended June 30, 2003 and June 30, 2002, respectively.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2)	INTANGIBLE ASSETS

During 2002 and as of June 30, 2003, the Company reviewed the carrying value of the intangible asset and determined that further impairment had not occurred. Advance booking and rental pool participation have stabilized from a historical perspective, and pro-forma cash flows, based upon advance bookings indicate that no further deterioration in the carrying value needs to be recognized.

(3)	DEBT

Debt consists of the following:

	June 30,	December 31,
	2003	2002

Participating mortgage note at varying pay rates maturing in 2027 (in default)	$69,975,000	$69,975,000
$9,000,000 participating mortgage note credit facility maturing in 2007 (in default)	9,000,000	9,000,000
Capital leases ranging from 1.89% to 17.37%	120,707	28,552

	79,095,707	79,003,552
Less current maturities	(79,000,592)	(79,003,552)

	$95,115	$—

(4)	CONTINGENCIES

Golf Hosts, Inc., the Company’s parent, was named as a defendant in a consolidated class action lawsuit whereby the plaintiffs allege breaches of contract, including breaches in connection with the Rental Pool Master Lease Agreement. By order dated April 3, 2003, the Company was substituted in place of Golf Hosts, Inc. as the defendant in the lawsuit. The plaintiffs are seeking unspecified damages and declaratory judgment stating that the plaintiffs are entitled to participate in the rental pool if one exists, a restriction of golf course access to persons who are either condominium owners, members, their accompanied guests, or guests of the resort and a restriction of the total number of club memberships. Deposition of class members and others, including depositions of prior executives of Golf Host Resorts, have been taken and additional discovery remains. The previously scheduled trial date of February 3, 2003 has been postponed by the Court; a new trial

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	CONTINGENCIES (continued)

date has not yet been set. In July 2003, the lawsuit class was de-certified leaving approximately 80 plaintiffs in the lawsuit. Plaintiffs have filed a notice of appeal regarding the de-certification decision. As this litigation is still in progress, the Company is not yet able to determine whether the resolution of this matter will have a material adverse effect on the Company’s financial condition or results of operations. The Company believes Golf Hosts, Inc. has successful defenses based upon consultations with legal counsel and intends to vigorously defend this action.

The Company has recorded a liability and related asset in the approximate amount of $5,623,000, in recognition of the Master Lease Agreement refurbishment reimbursement program. The liability will be settled in accordance with the terms of the agreement and the asset will be amortized on a straight line basis beginning in 2002 and ending December 31, 2009. Amortization expense for the asset was approximately $391,000 and $204,000 for the periods ended June 30, 2003 and June 30, 2002, respectively.

As noted in the Company's 10-K filed as of December 31, 2002, the Company has defaulted on its primary mortgage with Golf Trust of America ("GTA"). The Company is engaged in negotiations with "GTA" and is seeking a resolution to its current default status. As of the time of this publication, no definite or final agreement has been reached.

RENTAL POOL LEASE OPERATION

The following unaudited financial statements of the Innisbrook Rental Pool Lease Operation (the Rental Pool) are for the quarters ended June 30, 2003 and 2002.

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

INNISBROOK RENTAL POOL LEASE OPERATION
BALANCE SHEETS

DISTRIBUTION FUND

	June 30,
	2003	December 31,
	(unaudited)	2002

ASSETS
LIFE SAFETY RECEIVABLE FROM PARTICIPANTS	$66,407	$—
RECEIVABLE FROM GOLF HOST RESORTS, INC. FOR DISTRIBUTION	846,233	1,790,798
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	14,068	15,856

	$926,708	$1,806,654

LIABILITIES AND PARTICIPANTS’ FUND BALANCES
DUE TO PARTICIPANTS FOR DISTRIBUTION	$622,555	$1,480,977
DUE TO MAINTENANCE ESCROW FUND	237,746	325,677
LIFE SAFETY SETTLEMENT LIABILITY	66,407	—

	$926,708	$1,806,654

MAINTENANCE ESCROW FUND

ASSETS
CASH AND CASH EQUIVALENTS	$3,486,445	$4,991,956
RECEIVABLE FROM DISTRIBUTION FUND	237,746	325,677
CONSTRUCTION WORK IN PROGRESS	—	7,284
CARPET CARE RECEIVABLE	12,110	23,576
INTEREST RECEIVABLE	16,944	9,012

	$3,753,245	$5,357,505

LIABILITIES AND PARTICIPANTS’ FUND BALANCES
ACCOUNTS PAYABLE	$659,190	$2,820
INTEREST PAYABLE TO DISTRIBUTION FUND	14,068	15,856
PARTICIPANTS’ FUND BALANCES - ESCROW A	1,634,853	1,366,611
PARTICIPANTS’ FUND BALANCES - ESCROW B	1,445,134	3,972,218

	$3,753,245	$5,357,505

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of the Rental Pool Operators, include all adjustments which are necessary for a fair presentation.

STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED JUNE 30, 2003 AND 2002

DISTRIBUTION FUND
(Unaudited)

	Current quarter		Year-to-Date

	2003	2002	2003	2002

GROSS REVENUES	$2,485,774	$3,325,678	$6,498,035	$8,253,420

DEDUCTIONS:
Agents’ commissions	82,033	178,326	260,468	373,116
Credit card fees	58,723	79,187	153,920	195,506
Audit fees	5,387	3,813	10,774	8,375
Uncollectable room rents	—	8,239	2,119	24,371
Linen replacements	21,290	66,107	74,197	109,028
Rental pool complimentary fees	654	1,025	1,629	1,820

	168,087	336,697	503,107	712,216

ADJUSTED GROSS REVENUES	2,317,687	2,988,981	5,994,928	7,541,204
MANAGEMENT FEE	(1,390,231)	(1,791,923)	(3,595,979)	(4,520,854)

GROSS INCOME DISTRIBUTION	927,456	1,197,058	2,398,949	3,020,350
ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
Management fee	(223)	(876)	(575)	(2,288)
Marketing fee	(121)	(478)	(313)	(1,248)
General pooled expense	—	(12,355)	—	(12,355)
Miscellaneous pooled expense	(21)	(77)	(45)	(169)
Corporate complimentary occupancy fees	5,040	4,899	7,802	8,717
Interest (Paragraph 3.1 (3))	(3,183)	(3,183)	(6,366)	(6,366)
Gtd MLA guaranteed payment	—	—	1,592	—
Occupancy fees	(264,162)	(329,087)	(571,531)	(690,951)
Advisory Committee expenses	(54,143)	(48,314)	(101,537)	(103,765)
Life-safety reimbursement	(46,284)	—	(134,827)	—

NET INCOME DISTRIBUTION	564,359	807,587	1,593,149	2,211,925
ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	264,162	329,087	571,531	690,951
Hospitality suite fees	2,424	1,157	3,864	3,019
Westin Associate room fees	15,288	16,709	39,444	39,445
Interest	—	—	2,890	—

AMOUNT AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$846,233	$1,154,540	$2,210,878	$2,945,340

Average daily distribution	$15.85	$21.76	$21.00	$28.38
Average room rate	$119.74	$125.61	$143.32	$148.33
Occupied room nights	20,760	26,476	45,339	55,642
Available room nights	53,379	53,068	105,286	103,775
Occupancy percentage	38.9%	49.9%	43.1%	53.6%
Average number of available units	587	583	582	573

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of the Rental Pool Operators, include all adjustments which are necessary for a fair presentation.

INNISBROOK RENTAL POOL LEASE OPERATION
STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
FOR THE QUARTERS ENDED JUNE 30, 2003 AND 2002

DISTRIBUTION FUND
(Unaudited)

	Current Quarter		Year-to-date
	2003	2002	2003	2002

BALANCE, beginning of period	$—	$—	$—	$—
ADDITIONS:
Amount available for distribution	846,233	1,154,542	2,210,878	2,945,340
Interest received or receivable from Maintenance Escrow Fund	14,068	21,862	25,040	37,718
REDUCTIONS:
Amounts withheld for Maintenance Escrow Fund	(237,746)	(296,179)	(514,698)	(621,856)
Amounts accrued or paid to participants	(622,555)	(880,225)	(1,721,220)	(2,361,202)

BALANCE, end of period	$—	$—	—	$—

MAINTENANCE ESCROW FUND

BALANCE, beginning of period	$4,568,662	$5,338,829	$3,444,280	$2,726,458
ADDITIONS:
Amounts withheld from occupancy fees	237,746	296,179	514,698	621,856
Interest earned	14,068	21,862	25,040	37,718
Charges to participants to establish or restore escrow balances	249,203	314,934	1,788,251	4,491,168
REDUCTIONS:
Maintenance charges	(188,829)	(115,573)	(438,815)	(288,311)
Refurbishment Phase II	(1,611,768)	(818,942)	(2,012,025)	(1,971,409)
Carpet care reserve deposit	(13,208)	(16,455)	(28,576)	(30,930)
Interest accrued or paid to Distribution Fund	(14,068)	(21,862)	(25,040)	(37,718)
Refunds to participants as prescribed by the master lease agreements	(161,819)	(55,136)	(188,096)	(604,996)

BALANCE, end of period	$3,079,987	$4,943,836	$3,079,717	$4,943,836

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of the Rental Pool Operators, include all adjustments which are necessary for a fair presentation.

GOLF HOST RESORTS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarter ended June 30, 2003

During the second quarter of 2003, The Company’s results of operations continued to reflect the downward trend in the hospitality industry and the destination golf resort segment of that industry. Occupancy percentages at the Innisbrook resort were 21.6% less than the same three-month period for the prior year. Total room nights were down 5,716 for the period ended June 30, 2003 and compared to the three months ended June 30, 2002. Group room nights were down 6,064 while transient rooms increased by 348 room nights, as compared to the same period last year. Total revenue per room night increased by 12.1% or $67.07 over the prior year. Gross revenue per room night for the three months ended June 30, 2003 was $623.20 as compared to $556.13 for the three months ended June 30, 2002. These net reductions in room nights coupled with the increase in room night spending levels produced a net decrease in gross revenue of approximately $2,364,000 or 20.1%.

All expenses have been managed to respond to the reduced demand in the market place, excluding the day-to-day maintenance costs of the four golf courses. Operating expenses, exclusive of depreciation and amortization, decreased approximately $1,074,000 or 11%. Depreciation and amortization also decreased by approximately $113,000 or 13.2%.

The decrease in revenue combined with the decreases in operating expenses and depreciation and amortization noted above, produced a net reduction in the comparative three month operating income of approximately $1,176,000. Operating income, before interest expense and preferred dividend requirements, was a loss of approximately $519,000 versus income of approximately $657,000 for the three months ended June 30, 2003 and June 30, 2002, respectively.

Interest expense, net of interest income, reflects the continued accrual of the Company’s GTA interest obligations. Total interest expense increased by approximately $103,000 or 4.6%. This increase was the result of effective interest rate changes.

Capital expenditure reserves in the amount of approximately $603,000 were set-aside during the quarter ended June 30, 2003. Of this amount, approximately $101,000 was used to fund capital lease payments on operating assets such as golf carts, golf grounds equipment and computer equipment while $73,000 was used to replace and repair the conference center and clubhouse HVAC, roofing systems and miscellaneous deferred maintenance projects. The balance is being held in reserve to fund the new telephone switch and golf course equipment, both of which will be installed and or delivered before the end of the year 2003.

Six months ended June 30, 2003

During the six months ended June 30, 2003, The Company’s results of operations continued to reflect the downward trend in the hospitality industry and the destination golf resort segment of that industry as noted above. Occupancy percentages at the Innisbrook resort were 18.5% less than the same six-month period for the prior year. Total room nights were down 10,303 for the period ended June 30, 2003 as compared to the six months ended June 30, 2002. Group and transient room nights were down 8,911 and 1,392 room nights respectively, as compared to the same period last year. Total revenue per room night increased by $37.97 or 6.1% over the prior year. Gross revenue per room night for the six months ended June 30, 2003 was $659.14 as compared to $621.17 for the six months ended June 30, 2002. These reductions in room nights coupled with the increase in room night spending levels produced a net decrease in gross revenue of approximately $4,272,000 or 16.3%.

GOLF HOST RESORTS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Due to managements reducing operating expenses in response to reduced demand, operating expenses, exclusive of depreciation and amortization, decreased approximately $1,531,000 or 7.2%. Depreciation and amortization also declined by approximately $239,000 or 13.8%.

The decrease in revenue combined with the decreases in operating expenses and depreciation and amortization noted above, produced a net reduction in the comparative six month operating income of approximately $2,502,000. Operating income, before interest expense and preferred dividend requirements, was approximately $793,000 versus income of approximately $3,295,000 for the six months ended June 30, 2003 and June 30, 2002, respectively.

Interest expense, net of interest income, reflects change in the effective interest rates related to the GTA interest obligations. Total interest expense decreased by approximately $38,000 or 0.8%.

Capital expenditure reserves in the amount of approximately $1,212,000 were set-aside during the six months ended June 30, 2003. Of this amount, approximately $479,000 was used to fund capital lease payments on operating assets such as golf carts, golf grounds equipment and computer equipment while $200,000 was used to replace and repair the conference center and clubhouse HVAC, roofing systems and miscellaneous deferred maintenance projects. The balance is being held in reserve to fund the new telephone switch and golf course equipment, both of which will be installed and or delivered before the end of the year 2003.

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

Certain factors that might cause such a difference include the following: changes in general economic conditions that may influence group conferences and guests’ vacations plans; changes in travel patterns; changes in consumer tastes in destinations or accommodations for group conferences and vacations; changes in rental pool participation by the current condominium owners; reaching a settlement agreement with the Company’s primary lender; settlement of the Class Action Lawsuit; the ability of the Company to continue to operate the Innisbrook property under its management contracts; and the resale of condominiums to owners who elect neither to participate in the rental pool nor to become Club members. Given these uncertainties, readers are cautioned not to put undue reliance on such statements.

GOLF HOST RESORTS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

The Company’s working capital position has decreased to a deficit of approximately $107,300,000. This is a reduction of approximately $9,222,000 in working capital from the December 31, 2002 deficit of approximately $98,078,000.

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

The Company was informed by GTA on November 29, 2001 that the Company is in default on the $78,975,000 mortgage and accrued interest, arising from the Company’s failure to pay the October 2001 interest and all subsequent monthly installments. GTA has asserted its right to accelerate payment of the total outstanding principal and interest amounts.

As of August 2003, the Company is seeking to negotiate a Settlement Agreement with GTA. In connection with the proposed Settlement Agreement, the Company would transfer to GTA the Innisbrook resort property, three condominium units located at the resort, the Company’s ownership interests in GTA stock, and all rights, title and interests of the Company under existing contracts and agreements. In addition, the Company would provide limited indemnity to defend and hold harmless GTA (and its affiliates) from and against any and all costs, liabilities, claims, losses, judgments or damages arising out of or in connection with the Class Action Lawsuit, as well as liabilities accruing on or before the closing date relating to employee benefits and liabilities for contracts or agreements not disclosed by the Company to GTA. In return, it is anticipated that GTA would deliver to the Company a duly executed release. No Settlement Agreement has yet been signed and no terms are definite. Neither GTA nor any of its affiliates are under any obligation to execute the Settlement Agreement and GTA could initiate foreclosure proceedings or pursue any other legal remedies available to it at any time.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Golf Hosts, Inc., the Company’s parent, was named as a defendant in a consolidated class action lawsuit whereby the plaintiffs allege breaches of contract, including breaches in connection with the Rental Pool Lease Agreement. By order dated April 3, 2003, the Company was substituted in place of Golf Hosts, Inc. as the defendant in the lawsuit. The plaintiffs are seeking unspecified damages and declaratory judgment stating that the plaintiffs are entitled to participate in the rental pool if one exists, a limitation of golf course access to persons who are either condominium owners, members, their accompanied guest, or guests of the resort and a limitation of the total number of Club memberships. Deposition of class members and others, including depositions of prior executives of Golf Host Resorts, have been taken and additional discovery remains. The previously scheduled trial date of February 3, 2003 has been postponed by the Court; a new trial date has not yet been set. In July 2003, the lawsuit was de-certified leaving approximately 80 plaintiffs in the lawsuit. Plaintiffs have filed a notice of appeal regarding the de-certification decision. As this litigation is still in progress, the Company is not yet able to determine whether the resolution of this matter will have a material adverse effect on the Company’s financial condition or results of operations although the Company believes Golf Hosts, Inc. has successful defenses based upon consultations with legal counsel and intends to vigorously defend this action.

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

(a) The following exhibits are included in this Form 10-Q:

31.1 President Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2 Principal Financial Officer Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1 President Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2 Principal Financial Officer Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) The Registrant did not file Form 8-K during the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLF HOST RESORTS, INC.

Date: August 14, 2003	By: /s/ Merrick Kleeman

Merrick Kleeman
President

Date: August 14, 2003	By: /s/ R. Keith Wilt

R. Keith Wilt
Vice President and Treasurer
(Principal Financial Officer)