Form 10-Q
period 2003-09-30
GOLF HOST RESORTS INC
filed 2003-11-25
CIK 42429

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

For Quarter Ended September 30, 2003

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

1

PART I — FINANCIAL INFORMATION

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
CONSOLIDATED BALANCE SHEETS

ASSETS
(Substantially all pledged)

	September 30,	December 31,
	2003	2002

	(unaudited)
CURRENT ASSETS:
Cash	$139,518	$—
Restricted cash	2,670,865	2,520,849
Accounts receivable, net	1,397,783	2,069,962
Other receivables	180,373	61,554
Inventories and supplies	1,362,136	1,157,792
Prepaid expenses and other assets	427,684	514,493

Total current assets	6,178,359	6,324,650
INTANGIBLES, net	11,817,643	12,463,987
PROPERTY AND EQUIPMENT, net	37,428,334	38,025,063
OTHER ASSETS	5,181,886	5,701,950

	$60,606,222	$62,515,650

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER’S DEFICIT

	September 30,	December 31,
	2003	2002

	(unaudited)
CURRENT LIABILITIES:
Cash overdrafts	$480,771	$69,846
Debt due within one year	79,001,205	79,003,552
Accounts payable	3,768,698	4,973,036
Accrued payroll costs	1,150,735	893,224
Accrued interest	21,451,823	14,538,319
Other payables and accrued expenses	3,006,963	2,721,823
Deposits and deferred revenues	2,174,310	2,003,938
Due to related parties	598,013	198,802

Total current liabilities	111,632,518	104,402,540
DEBT DUE AFTER ONE YEAR	88,330	—
OTHER LONG-TERM LIABILITIES	10,265,009	10,265,009
LONG TERM REFURBISHMENT	5,623,095	5,548,514
DEFERRED INCOME TAXES	1,255,000	1,255,000

Total liabilities	128,863,952	121,471,063

SHAREHOLDER’S DEFICIT
Common stock, $1 par, 5,000 shares authorized, issued, and outstanding	5,000	5,000
5.6% cumulative preferred stock, $1 par, 4,577,000 shares authorized, issued, and outstanding	4,577,000	4,577,000
Paid-in capital	(8,487,323)	(8,487,323)
Shareholder receivable	(219,784)	—
Accumulated deficit	(64,132,623)	(55,050,090)

Total shareholder’s deficit	(68,257,730)	(58,955,413)

Total liabilities and shareholder’s deficit	$60,606,222	$62,515,650

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Quarters Ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

REVENUES:
Resort facilities	$2,015,046	$1,752,027	$8,628,252	$10,149,089
Food and beverage	1,623,538	1,675,795	7,921,313	9,076,147
Golf	1,717,147	1,715,605	8,347,857	9,187,693
Other	870,351	1,327,330	3,264,267	4,265,135

	6,226,082	6,470,757	28,161,689	32,678,064

COST AND OPERATION EXPENSES:
Resort facilities	1,544,593	1,333,655	6,788,304	7,562,081
Food and beverage	1,515,733	1,426,942	5,817,633	6,194,251
Golf	1,734,641	1,440,819	5,188,103	4,699,426
Other	2,148,252	1,910,170	6,728,247	6,611,544
General and administrative	763,045	1,053,885	2,832,666	3,379,422
Depreciation and amortization	1,358,480	1,311,941	2,852,876	2,943,464

	9,064,744	8,477,412	30,207,829	31,390,188

OPERATING (LOSS)/INCOME	(2,838,662)	(2,006,655)	(2,046,140)	1,287,876
INTEREST, NET	2,275,869	2,256,235	6,844,162	6,862,945

LOSS BEFORE PREFERRED STOCK DIVIDEND	(5,114,531)	(4,262,890)	(8,890,302)	(5,575,069)
DIVIDEND REQUIREMENTS ON PREFERRED STOCK	64,077	64,077	192,231	192,231

LOSS AVAILABLE TO COMMON SHAREHOLDER	$(5,178,608)	$(4,326,967)	(9,082,533)	$(5,767,300)

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S DEFICIT

	$1 Par Value		5.6% Cumulative
	Common Stock		Preferred Stock
					Paid-In	Shareholder	Retained
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit

Balance, December 31, 2002	5,000	$5,000	4,577,000	$4,577,000	$(8,487,323)	$0	$(55,050,090)

Shareholder receivable	—	—	—	—	—	(219,784)	—

Loss available to common shareholder (unaudited)	—	—	—	—	—	—	(9,082,533)

Balance, September 30, 2003	5,000	$5,000	4,577,000	$4,577,000	$(8,487,323)	$(219,784)	$(64,132,623)

[Additional columns below]

[Continued from above table, first column(s) repeated]

Total
Shareholders’
Deficit

Balance, December 31, 2002	$(58,955,413)

Shareholder receivable	(219,784)

Loss available to common shareholder (unaudited)	(9,082,533)

Balance, September 30, 2003	$(68,257,730)

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(unaudited)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss)/income before dividend requirements on preferred stock	$(8,890,302)	$(5,575,069)
Adjustments to reconcile net income to net cash provided by operations:
Management company contribution	—	(425,688)
Depreciation and amortization	2,241,594	2,638,202
Provision for bad debts	(159,349)	212,449
Gain on disposal of capital lease	(27,739)	(294,822)
Rental pool expense	611,282	305,262
Changes in operating working capital	7,265,465	5,659,421

Cash provided by operations	1,040,951	2,519,755

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in other assets	(16,637)	(34,235)
Purchases of property and equipment	(948,979)	(282,945)

Cash used in investing activities	(965,616)	(317,180)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from owners	—	21,239
Repayment of existing debt	(68,417)	(133,645)
Additional borrowings on existing debt	132,600	—
Increase/(decrease) in other long-term liabilities	—	(1,940,194)

Cash used in financing activities	64,183	(2,052,600)

NET INCREASE IN CASH	139,518	149,975
CASH, BEGINNING OF PERIOD	—	665,402

CASH, END OF PERIOD	$139,518	$815,377

NONCASH FINANCING AND INVESTING ACTIVITIES:
The Company satisfied its preferred stock dividend liability to GHI through the intercompany account	$192,231	$192,231

Master lease agreement refurbishment program	$5,623,095	$3,256,120

Capital lease extension	$49,542	$—

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

Certain prior year amounts have been reclassified within the Form 10-Q to conform with the current year presentation.

The accompanying consolidated balance sheet for September 30, 2003, and consolidated statements of operations and cash flows for the periods ended September 30, 2003 and 2002, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

The Company’s business is seasonal. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal years.

2)	INTANGIBLE ASSETS

The Company recorded at closing in 1997, a resort intangible asset of approximately $30,400,000. This intangible related to the purchase of the Innisbrook Resort, which contained an existing rental pool agreement and a recently executed management agreement with Westin Hotels. The intangible is being amortized over twenty years on a straight-line basis. Amortization expense for all intangible assets was approximately $646,000 and $644,000 for the nine months ended September 30, 2003 and September 30, 2002, respectively.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2)	INTANGIBLE ASSETS

During 2002 and through September 30, 2003, the Company reviewed the carrying value of the intangible asset and determined that further impairment had not occurred. Advance booking and rental pool participation have stabilized from a historical perspective, and pro-forma cash flows, based upon advance bookings indicate that no further deterioration in the carrying value needs to be recognized.

(3)	DEBT

Debt consists of the following:

	September 30,	December 31,
	2003	2002

Participating mortgage note at varying pay rates maturing in 2027 (in default)	$69,975,000	$69,975,000
$9,000,000 participating mortgage note credit facility maturing in 2007 (in default)	9,000,000	9,000,000
Capital leases ranging from 9.0% to 9.51%	114,535	28,552

	79,089,535	79,003,552
Less current maturities	(79,001,205)	(79,003,552)

	$88,330	$—

(4)	CONTINGENCIES

Golf Hosts, Inc., the Company’s parent, was named as a defendant in a consolidated class action lawsuit whereby the plaintiffs allege breaches of contract, including breaches in connection with the Rental Pool Master Lease Agreement. By order dated April 2, 2003, the Company was substituted in place of Golf Hosts, Inc. as the defendant in the lawsuit. The plaintiffs are seeking unspecified damages and declaratory judgment stating that the plaintiffs are entitled to participate in the rental pool if one exists, a restriction of golf course access to persons who are either condominium owners, members, their accompanied guests, or guests of the resort and a restriction of the total number of club memberships. Deposition of class members and others, including depositions of prior executives of Golf Host Resorts, have been taken and additional discovery remains. The previously scheduled trial date of February 3, 2003 has been postponed by the Court;

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

The Company has recorded a liability and related asset in the approximate amount of $5,623,000, in recognition of the Master Lease Agreement refurbishment reimbursement program. The liability will be settled in accordance with the terms of the agreement and the asset will be amortized on a straight line basis beginning in 2002 and ending December 31, 2009. Amortization expense for the asset was approximately $611,000 and $305,000 for the periods ended September 30, 2003 and September 30, 2002, respectively.

As noted in the Company’s 10K filed as of December 31, 2002, the Company has defaulted on its primary mortgage with Golf Trust of America (“GTA”). The Company is engaged in negotiations with “GTA” and is seeking a solution to its default status. At the time of this publication, no definite or final agreement has been reached.

RENTAL POOL LEASE OPERATION

The following unaudited financial statements of the Innisbrook Rental Pool Lease Operation (the Rental Pool) are for the quarters ended September 30, 2003 and 2002

The operation of the Rental Pool is tied closely to that of Golf Host Resorts, Inc. (the Company), and provides for distribution of a percentage of the Company’s room revenues, as defined in the Rental Pool Master Lease Agreements, to participating condominium owners (Participants).

The Innisbrook Rental Pool Operation is party to lease agreements with an affiliated entity, whose ability to continue as a going concern is in substantial doubt.

The operation of the Rental Pool is more fully discussed in Form 10-K, for the fiscal year ended December 31, 2002 (file No. 2-64309).

INNISBROOK RENTAL POOL LEASE OPERATION
BALANCE SHEETS

DISTRIBUTION FUND

	September 30,	December 31,
	2003	2002

	(unaudited)

ASSETS
LIFE SAFETY RECEIVABLE FROM PARTICIPANTS	$44,271	$—
RECEIVABLE FROM GOLF HOST RESORTS, INC. FOR DISTRIBUTION	680,446	1,790,798
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	8,314	15,856

	$733,031	$1,806,654

LIABILITIES AND PARTICIPANTS’ FUND BALANCES
DUE TO PARTICIPANTS FOR DISTRIBUTION	$470,319	$1,480,977
DUE TO MAINTENANCE ESCROW FUND	218,441	325,677
LIFE SAFETY SETTLEMENT LIABILITY	44,271	—

	$733,031	$1,806,654

MAINTENANCE ESCROW FUND
ASSETS
CASH AND CASH EQUIVALENTS	$1,888,015	$4,991,956
RECEIVABLE FROM DISTRIBUTION FUND	218,441	325,677
CONSTRUCTION WORK IN PROGRESS	39,421	7,284
CARPET CARE RECEIVABLE	9,018	23,576
INTEREST RECEIVABLE	13,519	9,012

	$2,168,414	$5,357,505

LIABILITIES AND PARTICIPANTS’ FUND BALANCES
ACCOUNTS PAYABLE	$108,387	$2,820
CONSTRUCTION RETAINAGE	4,302	—
INTEREST PAYABLE TO DISTRIBUTION FUND	8,314	15,856
PARTICIPANTS’ FUND BALANCES — ESCROW A	1,601,935	1,366,611
PARTICIPANTS’ FUND BALANCES — ESCROW B	445,476	3,972,218

	$2,168,414	$5,357,505

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of the Rental Pool Operators, include all adjustments which are necessary for a fair presentation.

STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002

DISTRIBUTION FUND
(unaudited)

	Current quarter		Year-to-Date

	2003	2002	2003	2002

GROSS REVENUES	$1,965,259	$1,728,450	$8,463,294	$9,981,870

DEDUCTIONS:
Agents’ commissions	56,349	47,699	316,817	420,815
Credit card fees	45,388	40,776	199,308	236,282
Audit fees	5,387	3,813	16,161	12,187
Uncollectable room rents	—	2,295	2,119	26,666
Linen replacements	28,655	17,351	102,852	126,379
Rental pool complimentary fees	824	2,413	2,453	4,233

	136,603	114,347	639,710	826,562

ADJUSTED GROSS REVENUES	1,828,656	1,614,103	7,823,584	9,155,308
MANAGEMENT FEE	(1,096,909)	(967,743)	(4,692,888)	(5,488,598)

GROSS INCOME DISTRIBUTION	731,747	646,360	3,130,696	3,666,710
ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
Management fee	(172)	(417)	(747)	(2,705)
Marketing fee	(94)	(228)	(407)	(1,476)
General pooled expense	—	—	—	(12,355)
Miscellaneous pooled expense	—	(49)	(45)	(218)
Corporate complimentary occupancy fees	6,526	7,705	14,328	16,422
Interest (Paragraph 3.1 (3))	(3,183)	(3,183)	(9,549)	(9,549)
Gtd MLA guaranteed payment	—	—	1,592	—
Occupancy fees	(242,777)	(223,879)	(814,308)	(914,830)
Advisory Committee expenses	(47,068)	(50,641)	(148,605)	(154,406)
Life-safety reimbursement	(22,135)	—	(156,962)	—

NET INCOME DISTRIBUTION	422,844	375,668	2,015,993	2,587,593
ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	242,777	223,879	814,308	914,830
Hospitality suite fees	370	1,216	4,234	4,234
Westin Associate room fees	14,455	22,393	53,899	61,838
Interest	—	—	2,890	—

AMOUNT AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$680,446	$623,156	$2,891,324	$3,568,495

Average daily distribution	$12.17	$11.53	$17.93	$22.61
Average room rate	$102.89	$94.31	$131.34	$134.94
Occupied room nights	19,101	18,326	64,440	73,970
Available room nights	55,927	54,040	161,213	157,815
Occupancy percentage	34.2%	33.9%	40.0%	46.9%
Average number of available units	608	587	591	578

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of the Rental Pool Operators, include all adjustments which are necessary for a fair presentation.

INNISBROOK RENTAL POOL LEASE OPERATION
STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002

DISTRIBUTION FUND
(unaudited)

	Current Quarter		Year-to-date

	2003	2002	2003	2002

BALANCE, beginning of period	$—	$—	$—	$—
ADDITIONS:
Amount available for distribution	680,446	623,156	2,891,324	3,568,495
Interest received or receivable from Maintenance Escrow Fund	8,314	19,303	33,354	57,021
REDUCTIONS:
Amounts withheld for Maintenance Escrow Fund	(218,441)	(211,923)	(733,409)	(833,779)
Amounts accrued or paid to participants	(470,319)	(430,536)	(2,191,269)	(2,791,737)

BALANCE, end of period	$—	$—	$—	$—

MAINTENANCE ESCROW FUND
BALANCE, beginning of period	$3,079,987	$4,943,836	$3,444,280	$2,726,458
ADDITIONS:
Amounts withheld from occupancy fees	218,441	211,923	733,409	833,779
Interest earned	8,314	19,303	33,354	57,021
Charges to participants to establish or restore escrow balances	35,032	74,749	1,823,283	4,565,917
REDUCTIONS:
Maintenance charges	(232,585)	(163,948)	(671,400)	(452,259)
Refurbishment Phase II	(1,000,928)	(1,310,243)	(3,012,953)	(3,281,652)
Carpet care reserve deposit	(14,562)	(11,774)	(43,138)	(42,704)
Interest accrued or paid to Distribution Fund	(8,314)	(19,303)	(33,354)	(57,021)
Refunds to participants as prescribed by the master lease agreements	(37,974)	(108,881)	(226,070)	(713,877)

BALANCE, end of period	$2,047,411	$3,635,662	$2,047,411	$3,635,662

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of the Rental Pool Operators, include all adjustments which are necessary for a fair presentation.

GOLF HOST RESORTS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarter ended September 30, 2003

During the third quarter of 2003, the Company’s results of operations continued to reflect the downward trend in the hospitality industry and the destination golf resort segment of that industry. Occupancy percentages at the Innisbrook resort were 4.2% greater than the same three-month period for the prior year. Total room nights were 773 greater for the period ended September 30, 2003 compared to the three months ended September 30, 2002. Group room nights were up 1,933 while transient rooms decreased by 1,160 room nights, as compared to the same period last year. Total revenue per room night decreased by 7.7% or $27.10 as compared to the prior year. Gross revenue per room night for the three months ended September 30, 2003 was $325.96 as compared to $353.05 for the three months ended September 30, 2002. Despite increases in room nights, the decrease in total revenue per room night resulted in net decrease in gross revenue of approximately $245,000 or 3.8%.

All expenses have been managed to respond to the reduced demand in the market place, including the day-to-day maintenance costs of the four golf courses. Operating expenses, exclusive of depreciation and amortization, increased approximately $541,000 or 7.6%. Depreciation and amortization also increased by approximately $47,000 or 3.6%.

The decrease in revenue combined with the increases in operating expenses and depreciation and amortization noted above, produced a net reduction in the comparative three month operating income of approximately $832,000. Operating income, before interest expense and preferred dividend requirements, was a loss of approximately $2,839,000 versus a loss of approximately $2,007,000 for the three months ended September 30, 2003 and September 30, 2002, respectively.

Interest expense, net of interest income, reflects the continued accrual of the Company’s GTA interest obligations. Total interest expense increased by approximately $20,000 or 1%. This increase was the result of effective interest rate changes on the GTA mortgage.

Capital expenditure reserves in the amount of approximately $603,000 were set-aside during the quarter ended September 30, 2003. Of this amount, approximately $184,000 was used to fund capital lease payments on operating assets such as golf carts, golf grounds equipment and computer equipment while $239,000 was used to replace and repair the conference center and clubhouse HVAC, clubhouse roofing, systems and miscellaneous deferred maintenance projects. The balance is being held in reserve to fund the new telephone switch and additional golf course equipment, both of which will be installed and or delivered before the end of the first quarter of 2004.

Nine months ended September 30, 2003

During the nine months ended September 30, 2003, the Company’s results of operations continued to reflect the downward trend in the hospitality industry and the destination golf resort segment of that industry as noted above. Occupancy percentages at the Innisbrook resort were 12.9% less than the same nine-month period for the prior year. Total room nights were down 9,530 for the period ended September 30, 2003 as compared to the nine months ended September 30, 2002. Group and transient room nights were down 6,978 and 2,552 room nights respectively, as compared to the same period last

GOLF HOST RESORTS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

year. Total revenue per room night decreased by $4.75 or 1.1% over the prior year. Gross revenue per room night for the nine months ended September 30, 2003 was $437.02 as compared to $441.77 for the nine months ended September 30, 2002. These reductions in room nights coupled with the decrease in room night spending levels produced a net decrease in gross revenue of approximately $4,516,000 or 13.8%.

Due to management’s reducing operating expenses in response to reduced demands, operating expenses, exclusive of depreciation and amortization, decrease approximately $1,092,000 or 3.8%. Depreciation and amortization decreased by approximately $90,000 or 3.1%.

The decrease in revenue combined with the decreases in operating expenses and increase in depreciation and amortization noted above, produced a net reduction in the comparative nine month operating income of approximately $3,334,000. Operating income, before interest expense and preferred dividend requirements, was a loss of approximately $2,046,000 versus income of approximately $1,288,000 for the nine months ended September 30, 2003 and September 30, 2002, respectively.

Interest expense, net of interest income, reflects change in the effective interest rates related to the GTA interest obligations. Total interest expense decreased by approximately $19,000 or .3%.

Capital expenditure reserves in the amount of approximately $1,808,000 were set-aside during the nine months ended September 30, 2003. Of this amount, approximately $663,000 was used to fund capital lease payments on operating assets such as golf carts, golf grounds equipment and computer equipment while $439,000 was used to replace and repair the conference center and clubhouse HVAC, roofing systems and miscellaneous deferred maintenance projects. The balance is being held in reserve to fund the new telephone switch and golf course equipment, both of which are expected be installed and or delivered before the end of the first quarter of 2004.

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

Liquidity and Capital Resources

The Company’s working capital position has decreased to a deficit of approximately $105,454,000. This is a reduction of approximately $7,376,000 in working capital from the December 31, 2002 deficit of approximately $98,078,000.

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

As of November 2003, the Company is seeking to negotiate a Settlement Agreement with GTA. In connection with the proposed Settlement Agreement, the Company would transfer to GTA the Innisbrook resort property, three condominium units located at the resort, the Company’s ownership interests in GTA stock, and all rights, title and interests of the Company under existing contracts and agreements. In addition, the Company would provide limited indemnity to defend and hold harmless GTA (and its affiliates) from and against any and all costs, liabilities, claims, losses, judgments or damages arising out of or in connection with the Class Action Lawsuit, as well as liabilities accruing on or before the closing date relating to employee benefits and liabilities for contracts or agreements not disclosed by the Company to GTA. In return, it is anticipated that GTA would deliver to the Company a duly executed release. No Settlement Agreement has yet been signed and no terms are definite. Neither GTA nor any of its affiliates are under any obligation to execute the Settlement Agreement and GTA could initiate foreclosure proceedings or pursue any other legal remedies available to it at any time.

During October 2003, Westin Hotel Company, the manager of the Innisbrook Resort, provided ownership with updated net cash flow projections for the fourth quarter of 2003 and for the year 2004. Due to continuing softness in the general economy and specifically the destination resort industry, these net cash flow projections are significantly less favorable than previously projected for these periods, and will result in operating deficits for such periods.

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

Golf Hosts, Inc., the Company’s parent, was named as a defendant in a consolidated class action lawsuit whereby the plaintiffs allege breaches of contract, including breaches in connection with the Rental Pool Lease Agreement. By order dated April 3, 2003, the Company was substituted in place of Golf Hosts, Inc. as the defendant in the lawsuit. The plaintiffs are seeking unspecified damages and a declaratory judgment stating that the plaintiffs are entitled to participate in the rental pool if one exists, a limitation of golf course access to persons who are either condominium owners, members, their accompanied guest, or guests of the resort and a limitation of the total number of Club memberships. Deposition of class members and others, including depositions of prior executives of Golf Host Resorts, have been taken and additional discovery remains. The previously scheduled trial date of February 3, 2003 has been postponed by the Court; a new trial date has not yet been set. In July 2003, the lawsuit was de-certified leaving approximately 80 plaintiffs in the lawsuit. Plaintiffs have filed a notice of appeal regarding the de-certification decision. As this litigation in still in progress, the Company is not yet able to determine whether the resolution of this matter will have a material adverse effect on the Company’s financial condition or results of operations although the Company believes it has successful defenses based upon consultations with legal counsel and intends to vigorously defend this action.

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

GOLF HOST RESORTS, INC.

Date:	November 24, 2003	By: /s/ Merrick Kleeman Merrick Kleeman President

Date:	November 24, 2003	By: /s/ R. Keith Wilt R. Keith Wilt Vice President and Treasurer (Principal Financial Officer)