Form 10-K
period 2003-12-31
GOLF HOST RESORTS INC
filed 2004-04-23
CIK 42429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended December 31, 2003

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

Yes [X]    No [   ]

No established market exists for the Registrant’s shares of common or preferred stock, so there is no market value for such shares. There are no shares of common or preferred stock held by non-affiliates as of December 31, 2003.

Issuer has no common stock subject to this report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, If definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Indicate by check mark if the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [   ]    No [X]

On December 31, 2003, there were 5,000 common shares outstanding of the Registrant’s only class of common stock. On December 31, 2003, there were 4,577,000 shares of 5.6% cumulative preferred stock outstanding, which is the only class of preferred stock outstanding. The Registrant’s parent, Golf Hosts, Inc. (“GHI”), wholly owns both classes of stock, and there is no active market for the trading of these shares. Therefore, the shares are not listed or registered with an exchange.

PART I

Item 1. Business

Golf Host Resorts, Inc. (the “Company”) is a corporation that was formed in July 1972 and owns The Westin Innisbrook Golf Resort in Tarpon Springs, Florida (“Innisbrook” or the “Resort”) and owned the Sheraton Tamarron Resort in Durango, Colorado (“Tamarron”) through November 18, 2001. Innisbrook and Tamarron offer championship quality golf facilities, restaurant and conference facilities, and recreational activities including swimming, tennis and related resort activities. Westin Hotel Company and Sheraton Operating Corporation manage the Innisbrook Resort and managed Tamarron Resort, respectively, under long-term management agreements. Effective November 19, 2001, Tamarron was sold to an unaffiliated entity.

Prior to June 23, 1997, the Company was an 80% owned subsidiary of GHI. The minority shareholders of the Company were also the majority shareholders of GHI. On June 23, 1997, TM Golf Hosts, Inc. (“TMGHI”) acquired all of the outstanding shares of the Company. Concurrently, TMGHI and GHI merged, with the legal survivor being GHI, which now owns 100% of the Company.

The Company receives the majority of its operational revenue from the rental of hotel accommodations, food and beverage sales, golf operations (primarily golf fees and merchandise sales) and club membership initiation fees and dues. In addition, the Company, during the years 1994 through 1999, developed twenty-seven residential home sites at the Tamarron property. All other developable land at the Tamarron property was sold contemporaneously with the sale of Tamarron on November 19, 2001.

The majority of the condominium apartment owners at Innisbrook provide their apartments as resort accommodations under rental pool lease operations. Golf Host Resorts, Inc. is the lessee under the lease operation agreements, which provide for the distribution of a percentage of room revenues, as defined, to participating condominium owners. Accordingly, the Company does not bear the expense of certain operating and financing costs of the rental units. The Company bears the expense of all other operating aspects of Innisbrook.

Condominium ownership, simply stated, is a realty subdivision in which the individual “lots” are apartment units. Instead of owning a plot of ground, the condominium owner owns the air space where the condominium unit is located. This leaves substantial properties in interest which are not individually owned, e.g., the underlying land, roadways, parking lots, building foundations, exterior walls and roofs, garden areas, utility lines, et cetera. These areas are termed “common property” or “common elements” and each condominium owner has an undivided fractional interest in the common property. The condominium owners at Innisbrook have established an “Association of Condominium Owners” (“Association”) to administer and maintain this property and to conduct business of the condominium owners, such as maintaining insurance on the real property, upkeep of the structures, maintenance of the grounds, and provisions for certain utilities. The Association assesses fees to defray these expenses and to establish necessary reserves. An assessment, if not timely paid, may constitute a lien upon the separate condominium unit. Each condominium owner must pay ad valorem property taxes and assessments for electricity, and to such matters independent of the other unit owners. These expenses would be incurred by owners of condominium units, regardless of an election to participate in the rental pool. With respect to governing the affairs of the Association, which is subject to state statutes, the participating condominium owners are accorded one vote per condominium unit owned.

The percentages of the revenue components discussed above as part of the Company’s total revenues are as follows:

	2003	2002	2001
Revenues
Resort facilities	30.6%	30.3%	34.1%
Food and beverage	29.1%	28.2%	27.2%
Golf	28.3%	28.7%	27.9%
Other	12.0%	12.8%	10.8%

Total	100.0%	100.0%	100.0%

The Company hosts approximately 1,000 conferences and related group meetings each year with its guests representing a variety of industries, primarily from the central and eastern United States. Accordingly, the loss of a single or a few conferences of average size would have no significant adverse effect on the Company’s business.

The conference-oriented resort business is quite competitive; however, the Company has established itself as a leader in its industry and enjoys an excellent reputation within its market. Its major competitors are other golf and conference oriented resorts throughout the country.

The Resorts’ revenues are seasonal, with Innisbrook’s peak season being November through April. Tamarron’s peak season when the Company owned it was in the summer.

As of December 31, 2003, the Company had, on average, approximately 750 full and part time employees.

On November 29, 2001, the Company received notice from its primary lender that the Company had defaulted on the note payable to Golf Trust of America (“GTA”) in the amount of $78,975,000 as a result of its failure to make the scheduled October 2001 interest payment and all subsequent principal and interest payments. The Company has continued to accrue the interest payments to the lender, subsequent to the default. As of December 31, 2003 the total of accrued and unpaid interest due and payable to the lender was approximately $23,751,000. The Company is negotiating a settlement agreement with GTA (the “Settlement Agreement”). (See Note 6 of Notes to Consolidated Financial Statements). If successful, it is expected that there will be no remaining assets in the Company.

The Company makes available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. These reports can be obtained free of charge by contacting: Golf Host Resorts, Inc., Investor Relations, 36750 US 19N, Palm Harbor, FL 34684. These reports are not available on the Company’s website. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet Site that contains reports, proxy and information statements, and other issuers that file electronically with the SEC (www.sec.gov). Additional information may be obtained on the Resort's website at www.golfinnisbrookresort.com.

Code of Ethics

The Company has adopted a Code of Ethics that applies to our principal executive officer, our principal financial officer, our principal accounting officer, and our controller as well as all of our directors, officers and employees. The Code of Ethics is filed as Exhibit 14 of the Company’s annual Form 10-K for the year ended December 31, 2003.

Audit Committee

The Company does not have a separately designated audit committee. As a result, the Company’s entire board of directors serves as the Company’s audit committee. The Company does not have an audit committee financial expert serving on its Board of Directors because the Company is not listed on any national securities exchange and there is no active trading market for its equity shares. The Board of Directors currently consists of Merrick Kleeman, who also serves as the President and Secretary of the Company.

Item 2. Properties

Innisbrook is a condominium resort project situated on approximately 845 acres of land located in the northern portion of Pinellas County, Florida, near the Gulf of Mexico. It is north of Clearwater (approximately 9 miles) and west of Tampa (approximately 20 miles). There are 938 condominium units, 36 of which are strictly residential, with the balance eligible for rental pool participation. Of these 902 remaining eligible units, 500, on average, participate in the rental pool on a year-to-year basis. Approximately 25% of the units have internal lockout doors, which allow the rental of the condominium unit as two hotel rooms. The average of 500 units participating in the rental pool at any one time is equivalent to approximately 600 hotel rooms. The resort complex includes 72 holes of golf; practice ranges; three clubhouses with retail, golf and food and beverage outlets; three conference and exhibit buildings; six swimming pools including a themed water attraction; a recreation center; a tennis/fitness facility and numerous administrative and support structures.

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

At December 31, 2003, Innisbrook is encumbered by various mortgages with principal balances totaling $78,975,000 and accrued interest payable of approximately $23,751,000. Reference is made to Note 6 of Notes to Consolidated Financial Statements contained elsewhere in this filing for a more detailed description of these mortgages.

Item 3. Legal Proceedings

The Company, in the normal course of operations, is subject to claims and lawsuits. The Company does not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on the Company’s financial position and results of operations.

GHI was named as a defendant in a consolidated class action lawsuit (“Class Action Lawsuit”) whereby the plaintiffs allege breaches of contract, including breaches in connection with the Rental Pool Master Lease Agreement. The plaintiffs are seeking unspecified damages and declaratory judgment stating that the plaintiffs are entitled to participate in the rental pool if one exists, a limitation of the total number of club memberships and a limitation of golf course access to persons who are either condominium owners who are members, their accompanied guests, or guests of the resort. Depositions of class members and others, including depositions of former executives of the Company, have been taken and additional discovery remains. The court had postponed the previously scheduled trial date of February 3, 2003; a new trail date has not yet been set. As of December 31, 2003, the court had decertified the class and denied the plaintiff’s subsequent motion to permit additional owners to intervene in the lawsuit. In addition, the plaintiffs filed a complaint seeking to “pierce the corporate veil”. The court dismissed the veil piercing complaint with prejudice. The plaintiffs appealed the decertification of the class; the denial to intervene and the veil piercing dismissal to the Florida Court of Appeals, Second District. The Court of Appeals has affirmed the lower court’s decertification of the class and has affirmed the lower court’s dismissal with prejudice of the veil piercing case. No decision on the intervention appeal has been made. As this litigation is still in progress, the Company is not yet able to determine whether the resolution of this matter will have a material adverse effect on the Company’s financial condition or results of operations. However, the Company believes GHI has successful defenses based upon consultations with legal counsel, and intends to vigorously defend this action.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s stock is 100% privately held and there is no established market for the stock.

There are a total of 1,283 condominium units allowing rental pool participation by their owners, of which three are owned by a subsidiary of the Company, Golf Host Condominium, Inc. (GHC). Of the units not owned by GHC, 1,259 were sold under Registration Statements effective through March 1, 1983. The remaining 21 units were sold via private offerings exempt from registration with the Securities and Exchange Commission. As of December 31, 2003, approximately 1,145 different owners hold the condominium units not owned by the Company or its affiliate.

The condominium units sold by the Company and allowing rental pool participation, are deemed to be securities because of the rental pool feature (see Item 1). However, there is no market for such securities other than the normal real estate market.

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

			Year Ended
			December 31,
	2003	2002	2001	2000	1999
Operating revenue	$38,498,358	$40,170,327	$47,718,937	$56,591,669	$59,664,822
Net loss	(11,466,217)	(9,178,229)	(10,354,579)	(14,806,630)	(7,196,907)
Net loss per common share	(2,344.51)	(1,886.91)	(2,122.18)	(3,012.59)	(1,490.64)
Total assets	60,933,367	62,515,650	59,869,725	71,062,144	86,895,774
Notes payable	78,975,000	79,003,552	79,613,911	83,101,297	84,624,425
Cash dividends per common share	—	—	—	—	—
Average daily rental pool distribution (The average daily rental pool distribution is calculated by dividing the rental pool distribution by the total available room nights.)	18.32	20.21	25.73	30.47	28.47
Total rental pool distribution	3,931,606	4,414,815	6,127,360	7,327,216	7,971,769

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following accounting policies are considered critical by the Company’s management. These and other accounting policies require that estimates be made based on assumptions and judgment, which affect revenues, expenses, assets, liabilities and disclosure of contingencies in the Company’s financial statements. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. However, actual results may differ from these estimates due to different conditions.

The Company’s management periodically evaluates whether there has been a permanent impairment of long-lived assets, in accordance with Financial Accounting Standard No. (“FAS”) 144 — Accounting for the Impairment or Disposal of Long-Lived Assets. The Company’s management believes that the accounting estimates related to asset impairments are critical estimates for the following reasons: (1) the ongoing changes in management’s expectations regarding future utilization of assets; and (2) the impact of an impairment on reported assets and earnings could be material. During the years ended December 31, 2003 and 2002, the Company’s management evaluated assets for impairment in accordance with FAS 144 and concluded that the sum of the undiscounted expected future cash flows (excluding interest charges) from its assets, including the estimated market value of undeveloped land, exceeded its then current carrying values. Accordingly, the company did not recognize an impairment charge in 2003 or 2002. During the years ended December 31, 2001 and December 31, 2000, the Company’s management evaluated assets for impairment and had determined impairment had occurred and recognized impairment charges in the amounts of $3,000,000 and $7,441,000 respectively.

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

The Company has provided for an estimated net asset and corresponding liability related to the apartment unit refurbishment program pursuant to the Rental Pool Master Lease Agreement (See Note 9 to Consolidated Financial Statements). Both the estimated asset and liability amounts are based upon management’s expectation that the rental pool participants will continue to achieve the minimum unit participation threshold as defined in the agreement. The net asset is being expensed on a straight-line basis from the time each phase of the refurbishment is placed in service through 2009. The net liability will be retired consistent with the funding requirements in the agreement, with the final payment being made February 15, 2010.

See the Notes to the Financial Statements for Golf Host Resorts, Inc. in Note 2 hereof for additional accounting policies used in the preparation of the consolidated financial statements. Other new accounting pronouncements initially effective in 2003 are considered not applicable to the Company.

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

Guest occupancy during the last three years, measured by room nights, was as follows:

YEAR	ROOM NIGHTS	% CHANGE
2003	87,164	(4.2)
2002	90,960	(15.0)
2001	106,960	(16.5)

2003 Compared to 2002

During the year ended December 31, 2003, the Innisbrook Resort and Golf Club continued to struggle with recovering from the reduction in business and leisure travel as a result of the 2001 terrorist acts, war with Iraq and the economic downturns of the US economy in general. Operationally, the rental pool participation stabilized during the year and would appear to be positioned to provide at least a minimum number of 600 rental units through the year 2009, or approximately 215,000 available room nights to sell in each of the upcoming years through 2009. Management believes that the 2009 time frame noted is relevant because this is the time frame in which the Resort and the Condominium owners are contracted for in the Master Lease Agreement to recover 100% of the refurbishment costs of their individual condominium units. Total participation in the rental pool during the years ended December 31, 2003 and 2002 made available approximately 215,000 and 211,000 room nights respectively. Actual utilization or sales of room nights decreased by 3,796 or 4.2% for the year ended December 31, 2003 as compared to the previous year. Management has reviewed the overall marketing plan with the Resort Manager and as a result, has instituted enhancements to the marketing and sales team compensation plans. The primary focus of these changes relate to the desire by ownership to improve the capture of the most profitable business available to the Resort. Beginning with the year 2003, the marketing and sales associate compensation plans have been structured to reward the sales team in proportion to the business that includes a golf component within the overall product purchase. From an operational perspective, revenue generation as it relates to bottom line impact is most valuable in the golf department, food and beverage and rooms, in that order. Golf departmental profit during 2003 was at approximately a 38% level. Because the carrying costs to maintain the four golf courses is primarily fixed, the majority of each incremental revenue dollar in this department flows directly to the Resorts net income. Food and Beverage (“F&B”) revenue contributes the second highest departmental profit percentage at approximately 31% and due to the rental pool sharing arrangement with the condominium owners, the room revenue contributes approximately 24% to net income. Total room nights in 2003 were 87,164 as compared to total room nights of 90,960 in 2002. The Resort utilizes the Smith Travel Research to compare itself to what it considers its competitive set. The current competitors utilized are: Preferred Amelia Island Plantation; Doral Golf Resort & Spa; Marriott Sawgrass Resort and PGA National Resort. During the year ended December 31, 2003, the Resort lagged behind its competitive set in both occupancy percentages and average room rates. While the competitive set occupancy levels remained at 54.9% for the year ended December 31, 2003 and matched the percentage attained as of December 31, 2002, the resorts occupancy percentage declined by 2.6% to 40.6% for the year ended December 31, 2003. While average room rate at the Resort increased from $133.64 to $135.21 or 1.1% on a year-to-year comparative basis, the competitive set average room rate for the year ended December 31, 2003 was $150.68, or a decline of $0.80 per room night. The Resorts net reductions in overall room nights and increase in room revenue were primarily driven by a decrease in group or conference business. Total group room nights decreased by 2,035 from the 67,202 room nights in 2002 to a total of 65,167 room nights in 2003. As a result of market opportunities, the Resort was able to increase its market rate for the group rooms revenue on a per room night basis. In the Group sector, the average room rate was increased by $1.61 or 1.2% to $133.68 for the year ended December 31, 2003. The transient or leisure business, which accounts for approximately twenty-five percent of the room night sales in any given year, also saw a reduction in net room nights. Total transient room nights declined by 1,761 room nights on a comparative basis. Average room rate within the transient sector also increased by $1.41 per room night to $134.61 during the year ended December 31, 2003. During the fourth quarter of 2003, the Resort entered into an agreement with an outside provider to develop a new web site, which is expected to assist the Resort with it’s attraction of golf oriented business in 2004 and later years. The web site address is www.golfinnisbrookresort.com.

Although room nights decreased, overall density, the number of average guests per room night, increased to 1.6 from 1.5 for the years ended December 31, 2003 and 2002 respectively. This slight increase in number of guests helped improve the capture of Food and Beverage (“F&B”) covers sold during the 2003 year. Total covers increased from 425,692 to 437,174 or 2.7% on a comparative basis. These increased covers sold are a direct reflection of the Resorts initiative to develop a local catering function within its product offerings. In addition during 2003, the Resort reintroduced an Italian buffet style dinner at one of its themed restaurants. This particular offering was well received by both the Resort guests and Club membership. Consequently, the overall F&B revenue decrease had a percentage reduction slightly less than the room segment. Overall F&B revenue was down approximately $117,000 or 0.9% during 2003 as compared to the 2002 numbers. The departmental profit, due to the reduced revenue and slightly higher food costs for the year ended, decreased by approximately $234,000 or 5.4%. Due to cash flow challenges during the year, the Resort was forced to go on a “cash on delivery” basis with its primary food vendor. Beginning in 2004, the Resort is again participating on a national account basis with other Westin Hotels and Resorts on more favorable terms, in an effort to manage food costs in the future.

The Golf department continues to be the most profitable sector of the Resort's business. Total revenue declined by approximately $655,000 and operating profit declined by approximately $1,425,000. The income contribution percentage declined from 48.2% to 38.0%. This significant difference reflects the inherent fixed costs of operating and maintaining the golf courses. During the year ended 2003, the Resort increased its course maintenance expense from approximately $3,181,000 to approximately $3,567,000 to insure that the core business asset would be in its best possible condition. These expenses related primarily to increased spending on fertilizers, pesticides and other turf maintenance items. In addition, the operational costs associated with non-maintenance issues, including costs of sales, increased by approximately $384,000. The Resort does not expect to increase the course maintenance expenses during 2004 and believes that the appropriate budget is in place. Therefore, the majority of any increases in revenue is this sector is expected to flow directly into income during 2004. Subsequent to December 31, 2003, and prior to publication of this document, the Resort initiated several membership initiatives designed to enhance membership utilization of the Resorts amenities and to increase the numbers of active members. While the initiatives are in their early stages, the Resort has had a very positive response from the current membership and targeted market. The benefits of these initiatives, if any, will be recognized and reported upon in future periods.

Administrative and General (“A&G”) expenses increased from approximately $2,277,000 to approximately $2,549,000 for the years ended December 31, 2002 and December 31, 2003, respectively. This 11.9% increase was primarily the result of a combination of increased credit card transaction costs of approximately $42,000, increased audit fees of approximately $66,000, increased legal fees of approximately $39,000, increased security costs of approximately $42,000, increased human resource costs of approximately $162,000, reduced direct A&G payroll costs of approximately $40,000 and a reduction of other miscellaneous A&G costs in the approximate amount of $39,000.

Sales and Marketing expenses remained relatively flat between the years ended December 31, 2003 and December 31, 2002. Expenses totaled approximately $2,715,000 and $2,725, 000 the years ended December 31, 2003 and December 31,2002 respectively.

Repairs and maintenance expenses and energy costs also remained flat year-to-year with a slight decrease of approximately $1,000 on a combined basis.

The Management Fees payable to the management companies declined as a direct result of decreased Resort revenue as noted above. Total management fees for the year ended December 31, 2003 were approximately $854,000 as compared to approximately $904,000 for the year ended December 31, 2002.

The Rental Pool distribution or that portion of room revenue attributable to the condominium owners decreased as a direct result of the room revenue reductions noted above. The distribution for the year ended December 31, 2003 decreased by approximately $117,000 from the preceding year. Total rental pool distributions were approximately $4,358,000 and $4,475,000 for the years ended December 31, 2003 and 2002, respectively.

With the implementation of the expanded sales incentive program, new web site, and 100% completion of the rooms refurbishment program, management believes and expects that the Innisbrook Resort will improve its operational results in future periods. This belief and expectation is based upon a presumption that the United States economy in general will improve, that there will be no further terrorist activities negatively impacting group and leisure travel within the United States and that the sales and marketing initiatives will be successful. There can be no assurances that any future results will be attained or that the economy, terrorists acts or United States intervention in foreign countries will not negate these expected operational improvements.

Interest expense increased by approximately $15,000 on a year-to-year comparative basis between the years ended December 31, 2003 and December 31, 2002. This net increase was primarily the result of a reduction in interest income.

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

Operating expenses and losses on Assets Held for Sale totaled approximately $40,248,000 and $49,326,000 for the years ended December 31, 2002 and December 31, 2001, respectively. This decrease was directly related to the reduction in overall business levels for the comparative periods. The reduction in expenses of approximately $9,078,000 or 18.4% was the result of a reduction in the rental pool distribution of $1,538,000 due to the reduction in room nights and resultant room revenue and the amortization of the refurbishment cost; reductions in the Tamarron losses of $1,538,000; decreases in depreciation and amortization of

$289,000; increases in repairs and maintenance expenses of $259,000; decreases in sales and marketing expense of $590,000 ; a decrease in the gain on the sale of land of $1,083,000; reductions in payroll and related expenses of $1,923,000 ; reduction in the intangible write down of $3,000,000 and reduction in all other operating expenses in the aggregate of $1,976,000 .

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

Income Tax Status

Reference is made to Note 7 to the Consolidated Financial Statements regarding income taxes.

Liquidity and Capital Resources

The Company’s working capital at December 31, 2003, (inclusive of debt and interest in default in the approximate amount of $102,726,000 under the GTA Deed and Mortgage Agreement), was a deficit of $107,467,000 and the Company’s cash flows from operational sources are currently severe. The Company has failed to timely pay its primary mortgage obligations beginning with the October 2001 requirements and continuing in all subsequent periods. The Company typically experiences seasonal fluctuations in its net working capital position without significantly impairing its ability to pay trade creditors in a timely manner. As a result of the default notice received from GTA (see Note 6 of the Consolidated Financial Statements), the Company’s revolving credit facility with Wells Fargo Credit Corporation was terminated by Wells Fargo on May 23, 2002.

As of March 2004, the Company is seeking to negotiate a Settlement Agreement with GTA. In connection with the proposed Settlement Agreement, the Company would transfer to GTA the resort property, three condominium apartments located at the Innisbrook Resort, the GTA stock and Partnership Unit (“PU”) interests held by GHI, and all rights, title and interests of the Company under existing contracts and agreements. In addition, the Company would provide a limited indemnity to defend and hold harmless GTA (and its affiliates) from and against any and all costs, liabilities, claims, losses, judgments or damages arising out of or in connection with the Class Action Lawsuit, as well as liabilities accruing on or before the closing date relating to employee benefits and liabilities for contracts or agreements not disclosed by the Company to GTA. In return, it is anticipated that GTA would deliver to the Company a duly executed release. No Settlement Agreement has yet been signed and no terms are definite. Neither GTA nor any of its affiliates is under any obligation to continue negotiating with the Company or to execute the Settlement Agreement, and could initiate foreclosure proceedings and pursue its other remedies at any time. If the Settlement Agreement is executed, it is expected that there will be no remaining assets in the Company.

As a result of the lack of additional cash sources and GTA settlement issue described above, the Company assesses its liquidity as severe.

The Company's management is not aware of any environmental matters that are currently present.

The Company's operation of Innisbrook is not considered to be dependent on any individual or small group of customers, the loss of who would have a material adverse effect.

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

The Company is a party to contracts with Citi Capital, which provides for the lease of certain golf course equipment. The leases expire in 2005 and 2007, and the annual lease payments are included in the table below.

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

The Company is a party to a security agreement with Allied Security, which provides for twenty-four hour security of Innisbrook. The agreement expires in 2006. The Association, while not a direct party to the agreement, reimburses the Company for their pro rata share of these costs. The total annual payments under the contract are reflected through the expiration date in the table below.

The Company is a party to an agreement with the Association, wherein certain mutually beneficial activities are defined. It includes provisions concerning how the parties will pay for shared payroll services, security of the property, water and sewer costs, water softener system costs and maintenance, linen rooms and miscellaneous day-to-day joint operational costs of the Association and Innisbrook. The Association does reimburse the Company for the Association’s direct payroll and benefit costs, water and sewer charges and security services. The Company funds the full water and sewer and security services billings and is reimbursed by the Association for the Association’s pro-rata share.

The Company has entered into a management contract with the Westin Hotel Company for the Resort’s operation. The contract expires in June 2017. The obligations of the Company under contract include costs based on a percentage of revenue as defined. Included in the table below are costs estimated based upon the 2004 budget through the term of the lease.

The Company has entered into a management contract with Troon Golf LLC for the Resort golf operations. The contract expires in June 2006 with an option to extend for five years. The obligations of the Company under the contract include a management fee based on a percentage of golf revenue, as defined. Included in the table below are cost estimates based upon the 2004 budget through the term of the contract.

The Company has entered into a loan agreement ($78,975,000) with GTA (Note 6) that is in default. The note matures in June 2027. The Company is obligated to pay the base interest, participating interest and the Tranche II interest as defined by the agreement. The amounts included in the table below include the current outstanding principal on the loan, all past due interest, and future interest payments through the term of the loan.

The Company has entered into a contract with Brighthouse, formally known as Time Warner, to provide cable access for the condominium units of the resort. The contract expires in 2005 as reflected below.

Omni Building Services Co., although without a contract, is currently providing the Company with facilities cleaning services at Innisbrook. The amounts included in the table below reflect the month-to-month arrangement currently in use.

The Company is a party to a contract wherein TruGreen Landcare provides landscape services to all of the Innisbrook property excluding the Association’s common areas and the golf courses. This contract expires in July of 2006.

The Company is a party to a lease agreement with Verizon, which provides for the property wide replacement of telephone cabling and the central telephone switch. The lease agreement will be initiated in 2004 and expires in 2008 as reflected below.

The Company is a party to an agreement with the Westin Hotel Company wherein Westin has guaranteed certain minimum cash flows of the Innisbrook resort. Westin has made advances under the agreement in an aggregate amount of $10,265,000. The agreement provides for the Company to repay the advance when “Available Cash”, as defined, permits. The Company cannot predict with any certainty when the repayments will be made and consequently, this item has not been included in the table below.

The Company is a party to multiple agreements for miscellaneous services such as waste removal, uniform cleaning and replacement, armored car services, indoors plant maintenance and pest control. These services and contracts are individually immaterial and therefore are included in the aggregate and identified as other miscellaneous operational items in the table below.

		In Thousands
		For the Years Ending December 31,
Agreement	Purpose	2004	2005	2006	2007	2008	Thereafter
Innisbrook Rental Pool Master Lease Agreement	Refurbishment reimbursement	$348	$1,027	$1,331	$1,618	$1,888	$2,140
Citi Capital	Golf cart operating lease	188	172	—	—	—	—
Westin Hotel Company	Management agreement	1,633	1,633	1,633	1,633	1,633	13,888
Troon Golf LLC	Golf management agreement	331	331	166	—	—	—
Golf Trust of America	Loan agreement	111,187	9,121	9,121	9,121	9,121	168,536
Allied Security Agreement	Security services	728	728	364	—	—	—
Brighthouse	Cable provider	63	37	—	—	—	—
Omni Building Service Co.	Building cleaning service	252	—	—	—	—	—
TruGreen LandCare	Landscape maintenance	473	473	276	—	—	—
Verizon	Switch and high speed internet	262	262	262	262	131	—
Other miscellaneous operational agreements	Various	400	276	209	103	42	42

		$115,865	$14,060	$13,361	$12,736	$12,815	$184,606

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

Item 8. Financial Statements and Supplementary Data

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Part III

Item 10. Directors and Executive Officers of the Registrant

Name / Position	Age	Five-Year Principal Occupation
Merrick R. Kleeman President, Secretary and Director (Chief Executive Officer)	40	Managing Director, Starwood Capital Group

Jerome C. Silvey Senior Vice President	46	Chief Financial Officer, Starwood Capital Group

R. Keith Wilt	51	Vice President and Treasurer, Golf Host

Name / Position	Age	Five-Year Principal Occupation
Vice President and Treasurer (Chief Financial Officer)		Resorts, Inc. (August 1999 – Present) Chief Financial Officer, The Suncoast Companies (March 1997 – August 1999)

Robert Geimer Vice President and Secretary	36	Sr. Vice President, Starwood Asset Management (April 1998 – present)

All directors and officers serve a one-year term or until their successors are elected.

Item 11. Executive Compensation

All items for Golf Host Resorts, Inc., except those set forth below, have been omitted as not applicable or not required.

Summary Compensation Table

The following table sets forth the remuneration paid, distributed or accrued by Golf Host Resorts, Inc. and its parent, Golf Hosts, Inc., during the three years in the period ended December 31, 2003, to the Company’s executive officers.

				Other
Name and Principal Position	Fiscal	Salary and		Annual	All Other
Golf Host Resorts, Inc.	Year	Commission	Bonus	Compensation	Compensation
Merrick R. Kleeman (1)	2003	$—	$—	$—	$—
President (Chief Executive Officer)	2002	$—	$—	$—	$—
	2001	$—	$—	$—	$—
Jerome C. Silvey (1)	2003	$—	$—	$—	$—
Senior Vice President	2002	$—	$—	$—	$—
	2001	$—	$—	$—	$—
Robert Geimer (1)	2003	$—	$—	$—	$—
Vice President and Secretary	2002	$—	$—	$—	$—
	2001	$—	$—	$—	$—
R. Keith Wilt (1)	2003	$95,000	$10,000	$—	$—
Vice President and Treasurer (Principal Financial Officer)	2002	$95,000	$10,000	$—	$—
	2001	$95,000	$25,000	$—	$—

(1)	Total of annual salary and bonus was not greater than $100,000 for the years where dollar amounts are not presented.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)	Security ownership of certain beneficial owners:

	Name and Address of	Amount Beneficially
Title of Class	Beneficial Owner	Owned	Percent of Class
Golf Host Resorts, Inc.:
Common	Golf Hosts, Inc. 591 W. Putnam Ave. Greenwich, CT 06830	5,000	100%
Golf Hosts, Inc.:
Common	Golf Host Holdings, Inc. 591 W. Putnam Ave. Greenwich, CT 06830	1	100%

(b)	Security ownership of management of the Company in Golf Hosts, Inc. (GHI):

None

(c)	Changes in control:

None

Item 13. Certain Relationships and Related Transactions

(a)             Transactions with Management and Others

GHI charges administrative and other expenses to the Company on the basis of estimated time and expenses incurred as reasonably determined by GHI.

As part of the terms of the management agreement for Innisbrook, Westin guaranteed minimum cash flow to Innisbrook. The terms of the agreement provide that if incentive cash flow, as defined, is less than the minimum annual payment, as defined, for the operating year, Westin will advance Innisbrook the shortfall up to $2.5 million with the advance being repayable when the Company has available cash, as defined. In addition, the Company signed an agreement under which Westin will provide 50% of the funding for approved capital expenditures incurred subsequent to the Acquisition in excess of $6 million, plus 50% of capital expenditures in excess of the annual capital reserve requirements on an annual basis, as defined. The aggregate amounts outstanding, including accounts payable, were approximately $11,399,000 and $12,015,000 for the year ended December 31, 2003 and December 31, 2002, respectively. The December 31, 2003 balance consists of two components: approximately $1,134,000 represents unpaid management fees and reimbursable expenses as defined in the Management Agreement, and approximately $10,265,000 represents the accumulation of minimum annual payment noted above.

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

Not applicable

Item 14. Principal Accounting Fees and Services

PricewaterhouseCoopers LLP served as the Company’s independent auditors for the fiscal year ended December 31, 2003.

The following fees were paid to PricewaterhouseCoopers LLP for services rendered during the Company’s last two fiscal years.

Audit Fees:	$270,000 and $230,000 for the fiscal years ended December 31, 2003 and 2002, respectively for professional services rendered for the audit of the Company’s annual financial statements, review of the financials statements included in its Form 10-Q and services that are normally provided by the auditors in connection with statutory filings or engagements for those fiscal years.

Audit Related Fees: None

Tax Fees: None

All Other Fees: None

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. Financial Statements:

Golf Host Resorts, Inc. and Subsidiary (included in Item 8)

Innisbrook Rental Pool Lease Operation Financial Statements together with Report of Independent Certified Public Accountants (Included in Item 8)

Tamarron Rental Pool Lease Operation Financial Statements together with Report of Independent Certified Public Accountants (Included in Item 8)

2.	Financial Statement Schedules of Golf Host Resorts, Inc.

                              None

(b)	Reports on Form 8-K: None.

(c)	Exhibits

14	Code of Ethics

31.1	Chief Executive Officer Certification required under Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification required under Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification required under Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification required under Section 906 of Sarbanes-Oxley Act of 2002.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

The Registrant does not believe its accounting principles are subject to significant estimates, which would materially impair its financial results.

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

GOLF HOST RESORTS, INC.

Date: April 23, 2004	By:	/s/	Merrick Kleeman

Merrick Kleeman
President
(Chief Executive Officer)

Date: April 23, 2004	By:	/s/	R. Keith Wilt

R. Keith Wilt
Vice President & Treasurer
(Principal Financial Officer)

Golf Host Resorts, Inc.
and Subsidiary
Financial Statements
December 31, 2003 and 2002

Report of Independent Certified Public Accountants

To the Shareholder and Board of Directors of Golf Host Resorts, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholder’s deficit and of cash flows present fairly, in all material respects, the financial position of Golf Host Resorts, Inc. and subsidiary at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers, LLP
    Tampa, Florida
    March 30, 2004

Golf Host Resorts, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2003	2002
Assets
Current assets:
Cash	$—	$—
Restricted cash	2,489,761	2,520,849
Accounts receivable, net	1,578,294	2,069,962
Other receivables	120,966	61,554
Inventories and supplies	1,348,526	1,157,792
Prepaid expenses and other assets	350,161	514,493

	5,887,708	6,324,650

Intangibles, net	11,602,195	12,463,987
Property and equipment, net	37,164,124	38,025,063
Other assets	6,279,340	5,701,950

Total assets	$60,933,367	$62,515,650

Liabilities and Shareholder’s Deficit
Current liabilities:
Cash overdrafts	$—	$69,846
Debt due within one year	78,975,000	79,003,552
Accounts payable	4,501,132	4,973,036
Accrued payroll costs	885,531	893,224
Accrued interest	23,751,133	14,538,319
Other payables and accrued expenses	2,541,365	2,721,823
Deposits and deferred revenue	1,867,326	2,003,938
Due to related parties	832,774	198,802

	113,354,261	104,402,540
Other long-term liabilities	10,265,009	10,265,009
Long-term refurbishment	6,960,748	5,548,514
Deferred income taxes	1,255,000	1,255,000

Total liabilities	131,835,018	121,471,063

Shareholder’s deficit:
Common stock, $1 par, 5,000 shares authorized, issued and outstanding	5,000	5,000
5.6% cumulative preferred stock, $1 par, 4,577,000 shares authorized, issued and outstanding	4,577,000	4,577,000
Paid-in capital	(8,487,323)	(8,487,323)
Shareholders receivable	(223,709)	—
Accumulated deficit	(66,772,619)	(55,050,090)

Total shareholder’s deficit	(70,901,651)	(58,955,413)

Total liabilities and shareholder’s deficit	$60,933,367	$62,515,650

The accompanying notes are an integral part of these consolidated financial statements.

Golf Host Resorts, Inc. and Subsidiary

Consolidated Statements of Operations

	Year ended December 31,
	2003	2002	2001
Revenues:
Resort facilities	$11,785,522	$12,156,198	$16,286,752
Food and beverage	11,213,597	11,335,921	12,965,848
Golf	10,873,605	11,528,611	13,320,099
Other	5,061,906	5,575,210	5,146,238

	38,934,630	40,595,940	47,718,937

Costs and operating expenses:
Resort facilities	10,168,879	9,659,301	11,810,655
Food and beverage	8,036,799	7,974,357	9,034,212
Golf	7,157,362	6,186,797	6,570,304
Other	8,284,514	8,527,711	9,342,146
General and administrative	4,640,210	4,728,215	5,226,262
Depreciation and amortization	2,997,546	3,597,040	3,886,360
Provision for intangible impairment	—	—	3,000,000

	41,285,310	40,673,421	48,869,939

Loss before loss on assets held for sale and leased asset	(2,350,680)	(77,481)	(1,151,002)
Loss on assets held for sale and leased asset	—	—	455,729

Operating loss	(2,350,680)	(77,481)	(1,606,731)
Interest expense, net	9,115,537	9,100,748	9,263,315

Loss before income tax benefit	(11,466,217)	(9,178,229)	(10,870,046)
Income tax benefit	—	—	515,467

Net loss	(11,466,217)	(9,178,229)	(10,354,579)
Dividend requirements on preferred stock	256,312	256,312	256,312

Net loss attributable to common shareholder	$(11,722,529)	$(9,434,541)	$(10,610,891)

The accompanying notes are an integral part of these consolidated financial statements.

Golf Host Resorts, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholder’s Deficit

	$1 Par Value		5.6% Cumulative					Total
	Common Stock		Preferred Stock		Paid-in	Shareholder's	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, December 31, 2001	5,000	$5,000	4,577,000	$4,577,000	$(8,487,323)	$—	$(45,615,549)	$(49,520,872)
Shareholder’s receivable	—	—	—	—	—	—	—	—
Net loss available to common shareholder	—	—	—	—	—	—	(9,434,541)	(9,434,541)
Balance, December 31, 2002	5,000	5,000	4,577,000	4,577,000	(8,487,323)	—	(55,050,090)	(58,955,413)
Shareholder’s receivable	—	—	—	—	—	(223,709)	—	(223,709)
Net loss available to common shareholder	—	—	—	—	—	—	(11,722,529)	(11,722,529)

Balance, December 31, 2003	5,000	$5,000	4,577,000	$4,577,000	$(8,487,323)	$(223,709)	$(66,772,619)	$(70,901,651)

The accompanying notes are an integral part of these consolidated financial statements.

Golf Host Resorts, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Year ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(11,466,217)	$(9,178,229)	$(10,354,579)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for bad debts	30,000	37,057	126,442
Depreciation and amortization	2,997,546	3,597,040	3,886,360
Provision for intangible impairment	—	—	3,000,000
Gain on disposition of capital lease	(28,552)	(294,821)	—
Amortization of refurbishment costs	860,111	407,015	—
Affiliate asset contribution	—	(425,688)	—
Gain on sale of asset held for sale	—	—	(1,164,911)
Income tax benefit	—	—	(515,467)
Changes in operating assets and liabilities:
(Increases) decreases in:
Restricted cash	31,088	(1,107,523)	(194,037)
Accounts receivable and other receivables	402,256	(74,811)	3,189,054
Inventories and supplies	(190,734)	(87,512)	536,655
Prepaid expenses and other assets	164,332	99,469	(416,563)
Increases (decreases) in:
Cash overdraft	(69,846)	69,846	—
Accounts payable	(471,904)	(1,113,573)	(851,882)
Accrued payroll costs	(7,693)	120,928	(57,776)
Accrued interest	9,212,814	9,084,962	4,636,310
Other payables and accrued expenses	(180,458)	(53,203)	(301,828)
Deposits and deferred revenue	(136,612)	(691,335)	(766,510)
Due to related parties	377,661	(105,938)	1,289,103

Cash provided by operating activities	1,523,792	283,684	2,040,371

Cash flows from investing activities:
Increases in other assets	(25,268)	(51,236)	(25,427)
Purchases of property and equipment	(1,225,273)	(714,668)	(1,526,163)
(Increase) decrease in assets held for sale	—	—	(47,624)
Proceeds from sale of asset held for sale	—	—	3,928,635

Cash (used in) provided by investing activities	(1,250,541)	(765,904)	2,329,421

Cash flows from financing activities:
Repayment of existing debt	(49,542)	(183,182)	(3,487,386)
Advances to GHI	(223,709)	—	—
Repayments on line of credit	—	—	(667,141)
Distribution to shareholder	—	—	(3,928,335)
Contribution from shareholder	—	—	2,667,921
Increases in other long-term liabilities	—	—	1,145,151

Cash (used in) provided by financing activities	(273,251)	(183,182)	(4,269,790)

Net (decrease) increase in cash	—	(665,402)	100,002
Cash, beginning of period	—	665,402	565,400

Cash, end of period	$—	$—	$665,402

Noncash financing and investing activities:
Accrual of the preferred stock dividend	$256,312	$256,312	$256,312
Capital lease obligation	49,542	—	—
Forgiveness of operating deficits	—	—	5,069,677
Transfer of fixed assets to asset held for sale	—	—	281,100
Refurbishment program	1,412,233	5,548,514	—
Other information:
Interest paid in cash	$—	$129,151	$7,781,358

The accompanying notes are an integral part of these consolidated financial statements.

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

1. Organization, Business and Liquidity

Golf Host Resorts, Inc. (the “Company”) is a wholly owned subsidiary of Golf Host, Inc. (“GHI”) and owns The Westin Innisbrook Golf Resort (“Innisbrook”) in Tarpon Springs, Florida and, through November 18, 2001, owned and operated the Sheraton Tamarron Resort (“Tamarron”) in Durango, Colorado (the “Resorts”). The Resorts offer championship quality golf facilities, restaurant and conference facilities, and related resort facilities. A majority of the condominium apartment owners at the Resorts provide their units as resort accommodations under rental pool lease operations.

On June 23, 1997, TM Golf Hosts, Inc. acquired the Company (the “Acquisition”). The purchase price was approximately $66,333,000, including assumption of certain liabilities. For financial statement purposes, the Acquisition was accounted for as a purchase and accordingly, the purchase price was allocated based upon the fair value of assets and liabilities acquired.

During 2000, the Company distributed the assets and liabilities of Tamarron of approximately $6,200,000, net, to GHI, who contributed them to Golf Host II, Inc., a wholly owned subsidiary of GHI. Concurrently with the dividend of Tamarron, the Company entered into a lease agreement whereby Golf Host II, Inc. (“GH II”) leased Tamarron to the Company. Rent was payable in the amount of $1 per annum and the Company assumed responsibility for Tamarron’s net income (loss), as defined by the lease agreement. Effective November 19, 2001, Tamarron was sold and the Company has no remaining responsibility under the lease and related rental pool agreements (Note 9).

During 2000, the previous owners were released from all continuing claims under the Acquisition and the previous owners amended and restated their mortgage note from $4,418,000 to $3,168,000. The write-down under the terms of the amended mortgage note, net of balances due from the previous owners was approximately $655,000, which was recorded as a reduction of intangible assets. On November 19, 2001, the Tamarron property was sold and the remaining balance of the mortgage note was paid in full (Note 6).

Golf Host Condominium, Inc. (“GHC”), a wholly owned subsidiary of the Company, was formed on December 1, 1997. GHC’s assets consist of three Innisbrook condominiums and a linen room within condominium lodge number 28. These condominiums serve as collateral for the GTA debt noted in Note 6 of the financial statements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has negative working capital at December 31, 2003 of approximately $107,467,000 and has incurred operating losses for each of the periods since the Acquisition. Additionally, as described in Note 6, the Company failed to make scheduled interest payments

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

beginning with October 2001, has defaulted under the terms of its debt agreement, and GHI is a defendant to a class action lawsuit the basis of which relates to alleged actions by the Company (Note 9).

Management is seeking to negotiate a settlement agreement with its lender (Note 6). In addition, management has developed and implemented sales and marketing plans in an attempt to increase total Resort revenues through targeting guests likely to utilize more Resort amenities and continues to review its operating costs to determine where cost savings can be achieved. The Company has an agreement with Westin Hotel Company (“Westin”) whereby cash deficiencies, as limited and defined by the agreement, arising from the Innisbrook operation are temporarily funded by Westin (Note 10).

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

At December 31, 2003 and 2002, the balance in restricted cash of approximately $2,490,000 and $2,521,000, respectively, primarily represents cash restricted for capital improvements pursuant to the Company’s loan agreement with Golf Trust of America (“GTA”). Of this amount, approximately $1,304,000 and $2,274,000 at December 31, 2003 and 2002, respectively, was set aside in a capital replacement fund. The Company is using the remaining restricted cash to fund operations. The Company is required to maintain, as defined under the Westin Management Agreement (Note 10), a capital replacement fund for future capital improvements.

Accounts Receivable

Accounts receivable represents amounts due from Resort guests and is net of allowances of approximately $30,000 and $160,000 for doubtful accounts at December 31, 2003 and 2002, respectively.

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

Inventories and Supplies

The Company records inventories and supplies at the lower of cost, on a first-in, first-out basis, or market.

Assets Held for Sale

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

Other Assets

Other assets consist of costs incurred in conjunction with refurbishment of condominium units provided as Resort accommodations under the rental pool lease operations. In accordance with the revised MLA (Note 9), the Company will reimburse 50% of the costs incurred by individual condominium owners for the completion of the refurbishment program. The Company is amortizing the refurbishment program costs on a straight-line basis through 2009, the term of the revised MLA.

Long-Lived Assets

Statement of Financial Accounting Standards (“FAS”) No. 144 (“FAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, requires the Company to review long-lived assets to be held and used for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed fair value. The Company has performed an evaluation of the long-term resort assets and related intangibles. Based upon that analysis, gross cash flows exceed the carrying value of property and equipment and the related intangibles. However, the fair value is significantly less than the carrying value of collateralized debt and past due interest.

Parent Company Allocations and Advances

The Company reimburses GHI for administrative and other expenses based on estimated time and expenses incurred. Amounts charged were approximately $384,000, $384,000 and $293,000, for the years ended December 31, 2003, 2002 and 2001, respectively. The Company also receives cash advances from GHI to fund cash flow shortages. At December 31, 2003 and 2002, $1,212,000 and $793,000, respectively, were payable to GHI for cash advances and other expenses.

Shareholder’s Receivable

At December 31, 2003, shareholder’s receivable represents expenses funded by the Company on behalf of GHI for the Class Action Lawsuit (Note 9). There are no formal terms for repayment and the obligation is non-interest bearing.

Preferred Stock

At December 31, 2003 and 2002, the Company had 4,577,000 shares of $1 par value, 5.6% cumulative preferred stock. The annual dividend requirement on the preferred stock of approximately $256,000 has been recorded as a charge against accumulated deficit as the Company has no paid-in capital. At December 31, 2003 and 2002, cumulative dividends in arrears of approximately $1,573,000 (or approximately $0.34 per share) and $1,317,000 (or approximately $0.29 per share), respectively, are included in due to related parties in the accompanying balance sheets.

Revenue

Revenue from Resort operations is recognized as the related service is performed. Revenue includes rental revenues generated from condominium units owned by third parties participating in the rental pool lease operations. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, interest, real estate taxes and maintenance would have been incurred. Instead, costs and operating expenses include distributions of approximately $4,656,000, $4,475,000 and $6,322,000 for the years ended December 31, 2003 2002 and 2001, respectively, to the rental pool participants.

Interest Expense, Net

The Company’s cash management policy is to utilize cash resources to minimize net interest expense, through either temporary cash investments or reductions in existing interest-bearing obligations. Accordingly, temporary cash investments and interest income vary from period to period. Interest expense is net of interest income of approximately $11,900, $43,000 and $35,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Employee Benefit Plans

GHI maintains a defined contribution Employee Thrift and Investment Plan (the “Plan”), which provides retirement benefits for all eligible employees who have elected to participate. Employees must fulfill a 90-day service requirement to be eligible. The Company currently matches one half of the first 6% of an employee’s contribution. Company contributions approximated $167,000, $173,000 and $209,000, for the years ended December 31, 2003, 2002 and 2001, respectively, and are fully funded.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its annual financial statements about its obligations under certain guarantees that it has issued. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The disclosure provisions of FIN No. 45 were effective for financial statements for periods ending after December 15, 2002. Additionally, the recognition of a guarantor’s obligation was to be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of the disclosure and recognition provisions of FIN No. 45 had no effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN No. 46 implementation issues and clarify the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements for companies that have interests in entities that are Variable Interest Entities (“VIE”),” as defined under FIN No. 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE’s expected losses or receives a majority of the VIE’s expected gains it shall consolidate the VIE. This interpretation is effective no later than the end of the reporting period ending after March 15, 2004. The adoption of the provisions of this interpretation is not expected to have an effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued FAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” FAS No. 149 amends and clarifies accounting for derivative instruments embedded in other contracts and for hedging activities under FAS No. 133. FAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of the provisions of FAS No. 149 had no effect on the Company’s consolidated financial statements.

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” FAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. FAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first reporting period beginning after June 15, 2003. The adoption of the provisions of FAS No. 150 did not have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

3. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2003	2002
Land and land improvements	$6,513,584	$6,432,158
Buildings	12,397,352	12,299,872
Golf courses and recreational facilities	18,606,014	18,635,580
Machinery and equipment	12,100,569	11,480,190
Construction in progress	110,211	240,945

	49,727,730	49,088,745
Less accumulated depreciation	(12,563,606)	(11,063,682)

	$37,164,124	$38,025,063

Construction in progress (“CIP”) consists of costs incurred while constructing Resort amenities. The construction projects that were underway during the year ended December 31, 2003 were short term in nature and did not qualify for the capitalization of interest. During the year ended December 31, 2002, approximately $29,000 of interest was capitalized to CIP.

Depreciation expense of approximately $2,136,000, $2,737,000 and $2,833,000 was recorded for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company leases equipment under operating leases. Lease expense amounted to $399,200, $344,400, and $341,500 for the years ended December 31, 2003, 2002 and 2001, respectively. Future minimum lease payments under operating leases in excess of one year are as follows:

2004	$421,400
2005	543,700
2006	319,800
2007	291,200
2008	244,500
Thereafter	122,200

$1,942,800

4. Intangible Assets

Resulting from the Acquisition, a Resort intangible of approximately $30,400,000, relating to acquiring an operating Resort property with an existing rental pool agreement, was recorded and is being amortized on a straight-line basis over 20 years. In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, the Company’s intangible asset has been specifically identified and will continue to be amortized over its remaining useful life. Amortization expense for all intangible assets was approximately $861,000, $860,000 and $1,053,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

During 2001, the Company continued to experience significant declines in business associated both with its corporate and transient customers. Advance bookings for 2002 and subsequent years continued to lag behind the Company’s historical results and from all indications, did not appear to indicate a significant reversal of that trend in the foreseeable future. As a result, the Company again had to evaluate its carrying value of the intangible asset. Pro forma cash flow estimates

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

were developed based upon expected business levels, which indicated that further impairment of the intangible had occurred. Consequently, the Company recognized an additional $3,000,000 impairment of the intangible asset during 2001.

During the years ended December 31, 2003 and 2002, the Company reviewed the carrying value of the intangible asset and determined that further impairment had not occurred. Advance bookings and rental pool participation had stabilized from a historical perspective, and the pro forma cash flows, based upon advance bookings indicate that no further deterioration in the carrying value should be recognized in 2003.

5. Other Payables and Accrued Expenses

Other payables and accrued expenses consists of the following:

	December 31,
	2003	2002
Rental pool lease distribution	$1,040,282	$727,891
Taxes, other than income taxes	1,173,129	1,507,970
Other	327,954	485,962

	$2,541,365	$2,721,823

6. Line of Credit and Notes Payable

	December 31,
	2003	2002
Notes payable
Participating mortgage note at varying pay rates maturing in 2027 (in default)	$69,975,000	$69,975,000
$9,000,000 participating mortgage note credit facility maturing in 2027 (in default)	9,000,000	9,000,000
Capital leases ranging from 1.89% to 17.37%	—	28,552

	78,975,000	79,003,552
Less current maturities	(78,975,000)	(79,003,552)

	$—	$—

Concurrent with the Acquisition, the Company obtained a $78,975,000 note payable from GTA. The note payable has two components: a $69,975,000 participating mortgage note and a $9,000,000 credit facility. The note payable is guaranteed by GHI and collateralized by substantially all assets other than the Company’s accounts receivable and approximately 38 acres of undeveloped land.

The note payable agreement stipulates that Additional Collateral is to be released when the ratio of the Innisbrook Resorts Net Operating Income equals or exceeds a coverage ratio to Debt

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

Service, as defined. The coverage ratio was not met for the three years ended December 31, 2003. The agreement defines un-pledged GTA shares and/or the proceeds of the sale of these shares as Additional Collateral.

The participating mortgage note was used to finance the Company’s Acquisition and purchase of GTA stock. The participating mortgage note calls for initial annual interest payments of $6,739,063 with an annual 5% increase in the interest payment, prorated for partial years, commencing January 1, 1998 and continuing each year through 2002. Interest, payable monthly, has been recorded using the effective interest method. The effective interest rate is approximately 11.5%, as defined in the loan agreement, over the life of the note payable. In addition, the participating mortgage note calls for participation payments based upon levels of revenue, as defined, of the Innisbrook property (“Participating Interest”). No participating interest has been incurred for the three years ending December 31, 2003.

Principal on the GTA note payable is due at maturity on June 23, 2027. Upon expiration or earlier termination of the participating mortgage note, GTA has the option to purchase Innisbrook at fair market value.

The $9,000,000 credit facility bears interest initially at a 9.75% fixed rate with an annual 5% interest escalator commencing January 1, 1998 (effectively 11.94%, 11.94% and 11.37% for the years ended December 31, 2003, 2002 and 2001, respectively) and continuing each year through 2002. As of December 31, 2003, the Company has drawn the full $9,000,000 available under this facility.

The Company was informed by GTA on November 29, 2001 that the Company is in default on the $78,975,000 note payable arising from the Company’s failure to pay the October 2001 interest payment and all subsequent principal and interest payments, which have not been made. GTA has asserted its right to accelerate payment of the total outstanding principal and interest amounts.

As of April 2004, the Company is seeking to negotiate a Settlement Agreement with GTA. In connection with the proposed Settlement Agreement, the Company would transfer to GTA the Resort property, three condominium units and linen room located at the Innisbrook Resort, the acquired interest in GTA stock and operations held by the parent, and all rights, title and interests of the Company under existing contracts and agreements. In addition, the Company would provide a limited indemnity to defend and hold harmless GTA (and its affiliates) from and against any and all costs, liabilities, claims, losses, judgments or damages arising out of or in connection with a lawsuit known as the Class Action Lawsuit, as well as liabilities accruing on or before the closing date relating to employee benefits and liabilities for contracts or agreements not disclosed by the Company to GTA. In return, it is anticipated that GTA will deliver to the Company a duly executed release. A Settlement Agreement has yet to be signed and no terms are definite. Neither GTA nor any of its affiliates is under any obligation to continue negotiating with the Company or to execute the Settlement Agreement, and could initiate foreclosure proceedings and pursue its other remedies at any time.

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

The Company incurred interest expense of approximately $9,121,000, $9,120,000 and $9,070,000 on the GTA note payable during the years ended December 31, 2003, 2002 and 2001, of which $23,751,000 and $14,538,000 was payable at December 31, 2003 and 2002, respectively. Accrued interest is classified as current as a result of the default on the GTA loan and the effective interest method discussed above.

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

The Company obtained a $5,000,000 mortgage note on June 20, 1997, collateralized by certain assets at Innisbrook, from the previous owners as a part of the acquisition. The note bore interest at a fixed rate of 6.34% with interest payable quarterly. The Company incurred interest expense of $162,000 for the year ended December 31, 2001. This note was paid in full on November 19, 2001, commensurate with the sale of the Tamarron property (Note 8).

7. Income Taxes

On April 17, 1998, the Company filed an election with the Internal Revenue Service to change its tax status to a Qualified Subchapter S Subsidiary effective February 3, 1998. As a result of this election, no provision for income taxes has been included in the accompanying consolidated financial statements for any federal, state or local taxes since any income (loss) is passed through to its shareholder. The remaining deferred tax liability represents the estimated liability for taxes to be paid on built-in gains associated with the sale of assets within the statutory 10-year period from Acquisition. During 2001, certain of these assets were sold, resulting in an income tax benefit of $515,000.

No valuation allowance is provided on deferred tax assets as management believes it is more likely than not that such assets will be realized upon sale of its assets or settlement with GTA. Under the Internal Revenue Code, if certain substantial changes in the Company’s ownership occur, there are annual limitations on utilization of loss carry-forwards.

	December 31,
	2003	2002
Deferred income taxes consist of the following:
Deferred income tax asset:
Net operating loss	$331,875	$331,875
Deferred income tax liability:
Basis difference in property and intangible assets	(1,586,875)	(1,586,875)

Total deferred income tax liability	$(1,255,000)	$(1,255,000)

8. Tamarron’s Results of Operations

The Company assumed responsibility for the Net loss, as defined, of Tamarron under the terms of the lease agreement between the Company and GH II, for the period of lease inception through November 18, 2001. The net loss is included in loss on assets held for sale and leased asset in the statement of operations:

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

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

9. Commitments and Contingencies

Rental Pool Distribution

The Company offered, effective January 1, 1998 and amended and restated effective January 1, 2000, a separate Guaranteed Distribution Master Lease Agreement (“GMLA”) to Innisbrook participants. Among other things, the GMLA provides for an equal sharing between the Company and Innisbrook participants of Adjusted Gross Revenues, and includes as deductions from the Gross Income Distribution, as defined, a 5.5% Management Fee and a 3% Marketing Fee. The Company also guaranteed that distributions would not be less than an amount which approximates the 1996 Gross Income Distribution on an individual unit basis, as prorated based upon Weighted Days Pool Participation, as defined. For the year ended December 31, 2003, the Company was obligated to pay the GMLA participants less than $1,000 and the obligation for the year ended December 31, 2002 was less than $1,600. No amounts were required to be paid under the guarantee for the year ended December 31, 2001 and 2000. The GMLA has a non-cancelable term through 2011 with an annual rental pool participation election by individual unit owners. As of December 31, 2003, one unit owner actively participated in the rental pool pursuant to the GMLA.

A new MLA (“NMLA”) was effective January 1, 2002. On an annual basis, beginning in 2002, each condominium owner may elect to participate in either the NMLA or the GMLA. If an owner elects to participate in the NMLA, the owner is prohibited from returning to the GMLA. The NMLA provides for Adjusted Gross Revenues, as defined, to be divided 40% to the Innisbrook rental pool participants and 60% to the Company. In addition, the Company has agreed, as part of the NMLA, to reimburse rental pool participants in the NMLA for up to 50% of actual unit refurbishment costs beginning in 2005 through 2009, so long as the rental pool participation threshold, as defined, is maintained. In addition, the Company has agreed to pay the participants interest at 5% on the unpaid 50% of the refurbishment costs, beginning in 2002 so long as the participation threshold is maintained. Interest in the amount of approximately $ 314,000 and $159,000 was incurred under this agreement for the years ended December 31, 2003 and 2002, respectively. Should the Company elect to terminate the NMLA before its expiration in 2011, all unpaid balances of refurbishment costs and related interest would be due and payable to the Participants. If the Company proves unsuccessful in its defenses in the class-action lawsuit described below, any rental pool participant who elected to participate in the class action lawsuit, subject to the NMLA, will forego reimbursement by the Company for renovations equal to their pro-rata amount of the class-action settlement proceeds. The net liability for the Company’s share of the estimated cost of the refurbishments completed as of December 31, 2003 is approximately $6,961,000 and is included in long-term refurbishments on the consolidated balance sheet. The corresponding asset is included in other assets and is being amortized on a straight-line basis over the period from the time each phase of the refurbishment is placed in service through the completion of payment in 2009. The amortization expense for the years ended December 31, 2003 and 2002 is approximately $860,000 and $ 407,000, respectively, and is included in resort facilities expense.

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

Legal

The Company, in the normal course of operations, is subject to claims and lawsuits. The Company does not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on the Company’s financial position and results of operations.

GHI was named as a defendant in a consolidated class action lawsuit (the “Class Action Lawsuit”) whereby the plaintiffs allege breaches of contract, including breaches in connection with the Rental Pool Master Lease Agreement. The plaintiffs are seeking damages and declaratory judgment stating that the plaintiffs are entitled to participate in the rental pool if one exists, a limitation of the total number of club memberships and a limitation of golf course access to persons who are either condominium owners who are members, their accompanied guests, or guests of the resort. Depositions of class members and others, including depositions of former executives of the Company, have been taken and additional discovery remains. The court had postponed the previously scheduled trial date of February 3, 2003; a new trial date has not yet been set. As of December 31, 2003, the court decertified the class and denied the plaintiffs’ subsequent motion to permit additional owners to intervene in the lawsuit. In addition, the plaintiffs filed a complaint seeking to “pierce the corporate veil”. The court dismissed the veil piercing complaint with prejudice. The plaintiffs appealed the decertification of the class; the denial to intervene and the veil piercing dismissal to the Florida Court of Appeals, Second District. The Court of Appeals has affirmed the lower court’s decertification of the class and has affirmed the lower court’s dismissal with prejudice of the veil piercing case. No decision on the intervention appeal has been made. As this litigation is still in progress, the Company is not yet able to determine whether the resolution of this matter will have a material adverse effect on the Company’s financial condition or results of operations. However, the Company believes GHI has successful defenses based upon consultations with legal counsel, and intends to vigorously defend this action.

10. Westin Agreements

Westin became manager of Innisbrook effective July 15, 1997, for a 20-year term unless terminated earlier as provided for in the agreement. Westin receives annual management fees, based on revenues of Innisbrook, and certain cost reimbursements. Westin’s management fee amounted to $576,000, $584,000 and $716,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Westin management agreement requires the Company to maintain a capital replacement fund based on an amount calculated as the greater of 3% of gross revenues or a minimum threshold amount as defined in the agreement, calculated on a monthly basis. The Company contributed $ 2,403,000, $2,125,000 and $1,845,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and an additional $ 1,665,000, $862,000 and $366,000 is required to be segregated at December 31, 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, the capital replacement fund had a balance of approximately $1,304,000 and $1,394,000, respectively, and is included in restricted cash in the accompanying consolidated balance sheets.

In April 1998, the Company signed an agreement, under which Westin will provide 50% of the funding for approved capital expenditures incurred subsequent to the Acquisition in excess of the annual capital replacement fund requirements, defined above, in addition to providing 50% of the funding for the initial capital requirements over $6,000,000, as defined. During the year ended

Golf Host Resorts, Inc. and Subsidiary

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

December 31, 2002, Westin and the Company agreed that the amount due under the agreement was approximately $426,000. This amount was offset against unpaid management fees and reimbursable expenses due Westin under the management agreement and is included in other income for the year ended December 31, 2002. At December 31, 2003, there are no amounts due under the agreement.

Additionally, under the terms of the Innisbrook management agreement, Westin guaranteed a minimum cash flow to Innisbrook. The agreement provided that if Incentive Cash Flow, as defined, is less than the Minimum Annual Payment, as defined, for the operating year, then Westin will fund a non-interest bearing advance to Innisbrook for the shortage up to $2,500,000, with the advance being repayable when the Company has Available Cash, as defined. As of December 31, 2003 and 2002, $10,265,000 and $10,265,000 had been advanced to the Company and are included in other long-term liabilities.

Amounts payable to Westin of $1,134,000 and $1,750,000 at December 31, 2003 and 2002, respectively, include management fees and certain cost reimbursements and are included in accounts payables at December 31, 2003 and 2002, respectively.

Report of Independent Certified Public Accountants

To Golf Host Resorts, Inc. and the Lessors of the
Innisbrook Rental Pool Lease Operation

In our opinion, the accompanying balance sheets and the related statements of operations and of changes in participants’ fund balance present fairly, in all material respects, the financial position of the Innisbrook Rental Pool Lease Operation at December 31, 2003 and 2002, and the results of its operations and the changes in participants’ fund balance for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the rental pool’s operators; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 of the notes to financial statements, the Innisbrook Rental Pool Lease Operation is party to lease agreements with an affiliated entity, whose ability to continue as a going concern is in substantial doubt.

/s/ PricewaterhouseCoopers, LLP
Tampa, Florida
March 30, 2004

Innisbrook Rental Pool Lease Operation

Balance Sheets — Distribution Fund

	December 31,
	2003	2002
Assets
Receivable from Golf Host Resorts, Inc. for distribution	$1,040,282	$727,891
Interest receivable from Maintenance Escrow Fund	6,489	12,929

	$1,046,771	$740,820

Liabilities and Participants’ Fund Balance
Due to participants for distribution	$788,162	$544,636
Due to Maintenance Escrow Fund	258,609	196,184

	$1,046,771	$740,820

The accompanying notes are an integral part of these financial statements.

Innisbrook Rental Pool Lease Operation

Balance Sheets — Maintenance Escrow Fund

	December 31,
	2003	2002
Assets
Cash and cash equivalents	$246,192	$1,266,304
Short-term investments	1,330,000	1,990,000
Construction in progress	535	7,774
Receivable from Distribution Fund	258,609	196,184
Carpet care receivable	—	21,162
Interest receivable	15,858	21,110

	$1,851,194	$3,502,534

Liabilities and Participants’ Fund Balance
Accounts payable	$43,590	$3,902
Construction retainage	5,389	41,422
Interest payable to Distribution Fund	6,489	12,929
Carpet care payable	4,137	—
Participants’ fund balance	1,791,589	3,444,281

	$1,851,194	$3,502,534

The accompanying notes are an integral part of these financial statements.

Innisbrook Rental Pool Lease Operation

Statements of Operations — Distribution Fund

	For the years ended December 31,
	2003	2002	2001

Gross revenues	$11,590,540	$11,956,378	$15,835,503

Deductions:
Agents’ commissions	478,603	493,479	680,868
Credit card fees	278,906	282,947	184,577
Audit fees	28,150	16,000	14,500
Uncollectible room rents	2,119	26,666	—
Linen Replacement	130,122	150,214	—
Rental Pool complimentary fees	4,428	4,914	—

	922,328	974,220	879,945

Adjusted gross revenues	10,668,212	10,982,158	14,955,558
Management fee	(6,399,246)	(6,584,394)	(7,453,477)

Gross income distribution	4,268,966	4,397,764	7,502,081
Adjustments to gross income distribution:
Management fee	(1,006)	(2,889)	(824,353)
Marketing fee	(548)	(1,577)	(449,648)
General pooled expenses	(9,439)	(12,355)	—
Miscellaneous pooled expenses	(45)	(236)	(61,930)
Corporate complimentary occupancy fees	18,418	20,158	39,372
GMLA guaranteed payment	2,008	—	—
Interest income/(expense)	(12,732)	145,803	—
Westin Associate room fees	67,080	73,549	92,150
Occupancy fees	(1,101,651)	(1,132,811)	(1,382,734)
Advisory Committee expenses	(209,755)	(211,178)	(181,065)
Life-safety settlement	(201,233)	—	—

Net income distribution	2,820,063	3,276,228	4,733,873
Adjustments to net income distribution:
Occupancy fees	1,101,651	1,132,811	1,382,734
Hospitality suite fees	7,002	5,776	—
Life-safety interest	2,890	—	—
Greens fees	—	—	8,023
Additional participation credits	—	—	2,730

Amount available for distribution to participants	$3,931,606	$4,414,815	$6,127,360

The accompanying notes are an integral part of these financial statements.

Innisbrook Rental Pool Lease Operation

Statements of Changes in Participants’ Fund Balance — Distribution Fund

	For the years ended December 31,
	2003	2002	2001
Balance, beginning of year	$—	$—	$—
Additions:
Amounts available for distribution to participants	3,931,606	4,414,815	6,127,360
Interest earned from Maintenance Escrow Fund	39,843	69,950	87,635
Reductions:
Amounts withheld for Maintenance Escrow Fund	(992,018)	(1,029,963)	(1,233,501)
Amounts accrued or paid to participants	(2,979,431)	(3,454,802)	(4,981,494)

Balance, end of year	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Innisbrook Rental Pool Lease Operation

Statements of Changes in Participants’ Fund Balance — Maintenance Escrow Fund

	For the years ended December 31,
	2003	2002	2001
Balance, beginning of year	$3,444,280	$2,726,458	$1,929,901
Additions:
Amounts withheld from occupancy fees	992,018	1,029,963	1,233,501
Interest earned	39,843	69,950	87,635
Other cost reimbursement	—	—	397,412
Charges to participants to establish or restore escrow balances	1,972,633	5,646,865	313,553
Reductions:
Maintenance charges	(841,340)	(654,261)	(545,432)
Refurbishment costs	(3,415,429)	(4,527,523)	—
Carpet care reserve deposit	(60,378)	(53,603)	(20,842)
Interest accrued or paid to Distribution Fund	(39,843)	(69,950)	(87,635)
Refunds to participants due under Lease Agreements	(300,195)	(723,619)	(581,635)

Balance, end of year	$1,791,589	$3,444,280	$2,726,458

The accompanying notes are an integral part of these financial statements.

Innisbrook Rental Pool Lease Operation

Notes to Financial Statements

1. Rental Pool Lease Operation and Rental Pool Lease Agreements

Organization and Operations

The Innisbrook Rental Pool Lease Operation (the “Rental Pool”) consists of condominiums at the Westin Innisbrook Resort (“Innisbrook”), which are provided as resort accommodations by their owners. The condominium owners (“Participants”) have entered into Annual Rental Pool Lease Agreements (“ALAs”) and either a Master Lease Agreement (“MLA”) or, effective January 1, 1998 and amended and restated MLA effective January 1, 2000, a Guaranteed Distribution Master Lease Agreement (“GMLA”), which define the terms and conditions related to each ALA with Golf Host Resorts, Inc. (“GHR”), the lessee of the Rental Pool. The ALAs expire at the end of each calendar year, and the MLA and GMLA remain in effect through December 31, 2001 and December 31, 2011, respectively.

Effective January 1, 2002, the Company and the participants replaced the MLA, which expired on December 31, 2001, with a new Master Lease Agreement (“NMLA”). The NMLA provides for Adjusted Gross Revenues, as defined, to be divided 40% to the Innisbrook Rental Pool Participants and 60% to the Company. In addition, the Company has agreed, as part of the NMLA, to reimburse rental pool participants in the NMLA for up to 50% of the actual unit refurbishment costs, plus interest at 5% of the 50% of the refurbishment costs, beginning in 2002, so long as the minimum participation threshold as defined, is maintained. The MLA, GMLA, NMLA and ALAs are referred to collectively as the “Agreements.”

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

GHR has experienced recurring net losses and working capital deficiencies, which create substantial doubt about GHR’s ability to continue as a going concern. The continuation and success of the Rental Pool is contingent upon the continuation of operations of Innisbrook. In turn, the success of the Innisbrook operations is contingent upon the continued participation of condominium owners in the rental pool. Items related to the continuation of Innisbrook as a going concern include such issues as: the ultimate resolution of the lawsuit know as the Class Action Lawsuit of Golf Hosts, Inc. (“GHI”), GHR’s parent company, wherein the plaintiffs have alleged breaches of contract and are seeking a declaratory judgment stating the plaintiffs are entitled to participate in the Rental Pool if one exists, a limitation of the total number of Club memberships and a restriction of golf course access to members, guest of members, resort guests or guests of resort guests, the sale of condominium units which do not participate in the Rental Pool or through a sale are removed from the Rental Pool, owners of units opting to live in their units, owners renting their units outside of the Rental Pool, and general economic conditions related to the destination resort industry.

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

Under the GMLA, Participants and GHR shared equally in Adjusted Gross Revenues, while GHR received as deductions from the Gross Income Distribution a 5.5% Management Fee, a 3% Marketing Fee and Miscellaneous Pooled Expenses comprised of linen and other pooled expenses. The GMLA guaranteed Rent (Net Income Distribution plus Occupancy and Hospitality Suite Fees) would not be less than an amount, which approximates the 1996 Gross Income Distribution on an individual per unit basis, as prorated based upon Unit Weighted Days Pool Participation, as defined. In 1996, the distribution was $21.67. In 2003, the Unit Weighted Days distribution was $18.32, and the amount the Company was obligated to pay the GMLA participants for the year ended December 31, 2003 was less than $1,000. In 2002, the Unit Weighted Days distribution was $20.02, and the amount the Company is obligated to pay the GMLA participants was less than $1,600. In 2001, no amount was paid under the guarantee, as the Average Daily Distribution was $25.73. The GMLA also guarantees that it cannot be terminated before its expiration date and includes a provision for an annual election to participate. At December 31, 2003, there was one participant in the GMLA. As of January 1, 2004, there are no longer any condominium owners participating under the GMLA agreement.

Under the NMLA, which became effective January 1, 2002, Participants and GHR share Adjusted Gross Revenues in accordance with the terms of the agreement. Adjusted Gross Revenues are defined as Gross Revenues less agent’s commissions, audit fees, occupancy fees when the unit is used by GHR for non-rental purposes, linen replacements and credit card fees. GHR receives a management fee of 60% of Adjusted Gross Revenues. Each Participant receives a fixed occupancy fee, based upon apartment size, for each day of unit specific occupancy. After allocation of occupancy fees and the payment of general rental pool expenses, the balance is allocated proportionally to the Participants, based on the Participation Factor as defined in the Agreement. The Agreement also provides for GHR to reimburse 50% of the refurbishment costs on each unit associated with the current refurbishment program. Rental pool participants also receive interest calculated as 5% of the unpaid refurbishment costs. Interest was payable beginning in 2002, and is conditional upon the continued participation of the unit in the rental pool and as long as the minimum aggregate participation threshold, as defined, is maintained. Principal repayments are to begin in 2005 and continue through 2009. Should GHR elect to terminate the NMLA before its expiration in 2011, all unpaid balances of refurbishment costs and related interest would be due and payable to the Participants. The net interest earned during the years ended December 31, 2003 and 2002 was approximately $314,000 and

Innisbrook Rental Pool Lease Operation

Notes to Financial Statements

$146,000 respectively. Interest earned on the refurbishment program is paid directly to participants and is not recorded in the Rental Pool financial statements for the years ended December 31, 2003 and December 31, 2002.

Corporate complimentary occupancy fees are rental fees paid by GHR to the Participants for complimentary rooms unrelated to Rental Pool operations. Westin Associate Room Fees represent total room revenues earned from the rental of condominiums by Westin employees passed through to the Rental Pool.

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

Under the MLA, GMLA and NMLA, a percentage of the Occupancy Fees are deposited into the carpet care reserve in the Maintenance Escrow Fund, which bears the expenses of carpet cleaning for all Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually. The amounts expended for carpet care were approximately $35,000, $61,000, and $45,000 for 2003, 2002, and 2001, respectively. For the years 2002 and 2001, these expenditures were in excess of the carpet care reserve by $21,000 and $14,000, respectively. For the year ended December 31, 2003 the expenditures did not exceed the reserve.

The Lessors’ Advisory Committee invests the maintenance escrow funds on behalf of the Participants and in compliance with restrictions in the Agreements. The Lessors’ Advisory Committee consists of nine Participants elected to advise GHR in Rental Pool matters and negotiate amendments to the lease agreements. Income earned on these investments is allocated proportionately to Participants’ Maintenance Escrow Fund accounts and paid quarterly through the Distribution Fund. Included in cash and cash equivalents at

Innisbrook Rental Pool Lease Operation

Notes to Financial Statements

December 31, 2003 are certificates of deposit of $1,330,000, maturing between January 2004 and May 2004, and bearing interest at rates from 1.20% to 1.85%. Included in cash and cash equivalents at December 31, 2002 are certificates of deposit of $1,900,000, maturing between January 2003 and February 2003, and bearing interest at rates from 1.2% to 1.7%. At December 31, 2003 and 2002, cost of these investments approximates fair value.

Construction in progress and refurbishment includes costs incurred in conjunction with the condominium refurbishment project authorized by the Participants of the Rental Pool. The third and final phase of the refurbishment project was completed in September of 2003.

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

4. Commitments and Contingencies

Hilton Hotels Corporation (“HHC”) managed Innisbrook from April 1993 to July 15, 1997, at which time the management was changed to Westin Hotel Company. In connection with the HHC agreement, HHC funded certain special projects and property improvements, including installation of life-safety equipment in condominium units participating in the Rental Pool and

Innisbrook Rental Pool Lease Operation

Notes to Financial Statements

related common areas. Separately, the Rental Pool agreed to reimburse GHR the cost of installing the life-safety equipment, including reimbursements to condominium apartment owners for previously installed equipment, in an amount equal to $1,779,000, plus interest at 7.75% per annum for no more than five years on each related draw thereunder. Payments were required for years in which the Amount Available for Distribution to Participants exceeded $7,375,000 in an amount equal to 50% of such excess. Participants withdrawing from the Rental Pool for any reason, other than a sale, before the obligation to GHR had been fully repaid were required to immediately pay their proportionate share of the unpaid balance. In 1996 and 1995, repayment requirements of $362,593 and $150,036, respectively, resulted, yielding a balance of $1,591,341. Under the terms of the related agreement, the Rental Pool was not obligated to reimburse GHR if the management agreement between HHC and GHR was terminated. Therefore, effective with the July 1997 change in management, the obligation of the Rental Pool to continue to make reimbursements ceased. The former shareholders of GHR retained all notes receivable, including the amount due from the Rental Pool, and have disputed the termination and initiated a lawsuit. As of December 31, 2002, GHR was holding approximately $226,000 in escrow as potential payment to the former shareholders pending resolution of this matter. On December 26, 2002, the parties to the lawsuit reached a settlement agreement, which provides for a cash settlement of $420,000 plus interest. The settlement payment was funded by escrow funds held by GHR at December 31, 2002, and the Rental Pool Participants funded the remainder from 2003 distributions. Contemporaneously with the December 31, 2003 rental pool distribution on February 15, 2004, final payment of the settlement agreement was made.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Golf Host Resorts, Inc. and the Lessors of the
Tamarron Rental Pool Lease Operation

In our opinion, the accompanying balance sheet and the related statements of operations and of changes in participants’ fund balance present fairly, in all material respects, the financial position of the Tamarron Rental Pool Lease Operation at November 18, 2001, and the results of its operations and the changes in participants’ fund balance for the 322 day period ending November 18, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the rental pool’s operators; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1, the Sheraton Tamarron Resort was sold on November 19, 2001 to an unaffiliated entity who assumed all responsibility under the Tamarron Rental Pool Lease Operation.

/s/ PricewaterhouseCoopers, L.L.P.
     Tampa, Florida
     September 13, 2002

TAMARRON RENTAL POOL LEASE OPERATION

BALANCE SHEET — DISTRIBUTION FUND

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

BALANCE SHEET — MAINTENANCE ESCROW FUND

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

TAMARRON RENTAL POOL LEASE OPERATION

STATEMENT OF OPERATIONS — DISTRIBUTION FUND

For the 322 day
period ended
November 18,
2001

Gross revenues	$2,629,193

Deductions:
Agents’ commissions	64,569
Sales and marketing expenses	197,189
Audit fees	11,501

273,259

Adjusted gross revenues	2,355,934
Management fee	(1,299,441)

Gross income distribution	1,056,493

Adjustments to gross income distributions:
Corporate complimentary occupancy fees	3,494
Occupancy fees	(348,874)
Designated items	(76,919)
Advisory Committee expenses	(10,497)

Pooled income	623,697

Adjustments to polled income:
Occupancy fees	348,874

Net income distribution	$972,571

The accompanying notes are an integral part of these consolidated financial statements.

TAMARRON RENTAL POOL LEASE OPERATION

STATEMENT OF CHANGES IN PARTICIPANTS’ FUND BALANCE — DISTRIBUTION FUND

For the 322 day
period ended
November 18,
2001

Balance, beginning of year	$—
Additions:
Amounts available for distribution	972,571
Interest earned from Maintenance Escrow Fund	3,092
Reductions:
Amounts withheld for Maintenance Escrow Fund	$(174,437)
Amounts accrued or paid to participants	(801,226)

Balance, end of year	$—

The accompanying notes are an integral part of these consolidated financial statements.

TAMARRON RENTAL POOL LEASE OPERATION

STATEMENT OF CHANGES IN PARTICIPANTS’ FUND BALANCE — MAINTENANCE ESCROW FUND

For the 322 day
period ended
November 18,
2001

Balance, beginning of year	$174,714
Addition:
Amounts withheld from occupancy fees	174,437
Interest earned	3,092
Reimbursement of designated items	76,920
Charges to participants to establish or restore escrow balances	156,305
Reductions:
Maintenance and inventory charges	(164,467)
Refurbishing charges	—
Interest accrued or paid to Distribution Fund	(3,092)
Designated items	(76,919)
Refunds to participants as prescribed by Master Lease Agreement	(30,137)

Balance, end of year	$310,853

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

The Rental Pool consists of two funds: the Distribution Fund and the Maintenance Escrow Fund. The Distribution Fund balance sheet primarily reflects amounts due from GHR for the Rental Pool distribution payable to Participants and amounts due to the Maintenance Escrow Fund. The operations of the Distribution Fund reflect Participants’ earnings in the Rental Pool. The Maintenance Escrow Fund reflects the accounting for certain escrowed assets of the Participants and, therefore, has no operations. It consists primarily of amounts escrowed by Participants or due from the Distribution Fund to meet escrow requirements, maintain the interior of the unit and purchase adequate inventory items, as defined.

Funding of the estimated amounts receivable from GHR for distribution is due at least weekly to the extent that borrowings available to GHR under its various lines of credit are less than amounts due to the Distribution Fund.

During 2000, GHR dividended the assets and liabilities of Tamarron to its parent, Golf Host, Inc., who contributed them to Golf Host II, Inc. (“GH II”), a wholly-owned subsidiary of GHI. On November 18, 2001, GH II sold Tamarron to a third-party who assumed responsibility under the Agreements. As a result, GHR has no remaining responsibility under the terms of the Agreements.

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

      Maintenance Escrow Fund Accounts

The Agreements provide that 50% of the Occupancy Fees earned by each Participant is deposited in the Participant’s Maintenance Escrow Fund account. The account provides funds for payment of amounts which are due from the Participant under the Agreements for maintenance and refurbishment services. When the balance of the Participant’s Maintenance Escrow Fund account exceeds the maximum specified in the Agreements, the excess is refunded to the Participant, as provided in the Agreements. Should a Participant’s balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to an adequate level.

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

Tamarron Rental Pool Lease Operation

Notes to Financial Statements

Materials and supplies inventories consist primarily of minor apartment furnishings and appliances carried at cost, determined on a first-in, first-out basis. The cost of such items, not considered Designated Items, are charged to Participants’ individual Maintenance Escrow Fund accounts based on actual usage.