Form 10-Q
period 2004-03-31
GOLF HOST RESORTS INC
filed 2004-05-21
CIK 42429

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

For Quarter Ended March 31, 2004

Commission File no. 2-64309

GOLF HOST RESORTS, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-0631130

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

36750 US 19 N., Palm Harbor, Florida	34684

(Address of principal executive offices)	(Zip Code)

(727) 942-2000

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for the past 90 days. — Yes ☑           No ☐

     Issuer has no common stock subject to this report.

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS
14	Code of Ethics
31.1	Section 302 CEO Certification
31.2	Section 302 Principal Financial Officer Certification
32.1	Section 906 CEO Certification
32.2	Section 906 Principal Financial Officer Certification
EX-14 Code of Ethics
Ex 31.1 302 Certification of CEO
Ex 31.2 302 Certification of CFO
Ex 32.1 906 Certification of CEO
Ex 32.2 906 Certification of CFO

PART I — FINANCIAL INFORMATION

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
CONSOLIDATED BALANCE SHEETS

ASSETS
(Substantially all pledged)

	March 31,	December 31,
	2004	2003
	(unaudited)
CURRENT ASSETS:
Cash	$761,020	$—
Restricted cash	2,618,998	2,489,761
Accounts receivable, net	2,999,936	1,578,294
Other receivables	195,468	120,966
Inventories and supplies	1,122,378	1,348,526
Prepaid expenses and other assets	743,812	350,161

Total current assets	8,441,612	5,887,708
INTANGIBLES, net	11,386,747	11,602,195
PROPERTY AND EQUIPMENT, net	37,137,309	37,164,124
OTHER ASSETS	6,017,930	6,279,340

	$62,983,598	$60,933,367

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER’S DEFICIT

	March 31,	December 31,
	2004	2003
	(unaudited)
CURRENT LIABILITIES:
Debt due within one year	$78,975,000	$78,975,000
Accounts payable	5,013,053	4,501,132
Accrued payroll costs	1,357,521	885,531
Accrued interest	26,031,539	23,751,133
Other payables and accrued expenses	1,817,842	2,541,365
Deposits and deferred revenues	1,907,219	1,867,326
Due to related parties	1,750,808	832,774

Total current liabilities	116,852,982	113,354,261
OTHER LONG-TERM LIABILITIES	10,265,009	10,265,009
LONG TERM REFURBISHMENT	6,960,748	6,960,748
DEFERRED INCOME TAXES	1,255,000	1,255,000

Total liabilities	135,333,739	131,835,018

SHAREHOLDER’S DEFICIT
Common stock, $1 par, 5,000 shares authorized, issued, and outstanding	5,000	5,000
5.6% cumulative preferred stock, $1 par, 4,577,000 shares authorized, issued, and outstanding	4,577,000	4,577,000
Paid-in capital	(8,487,323)	(8,487,323)
Shareholder receivable	(223,709)	(223,709)
Accumulated deficit	(68,221,109)	(66,772,619)

Total shareholder’s deficit	(72,350,141)	(70,901,651)

Total liabilities and shareholder’s deficit	$62,983,598	$60,933,367

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2004	2003
	(unaudited)
REVENUES:
Resort facilities	$3,750,216	$4,075,577
Food and beverage	3,224,793	3,426,201
Golf	3,971,287	3,761,193
Other	1,494,970	1,431,733

	12,441,266	12,694,704

COST AND OPERATION EXPENSES:
Resort facilities	2,787,817	3,096,779
Food and beverage	2,316,995	2,260,265
Golf	1,873,045	1,705,533
Other	2,344,585	2,341,420
General and administrative	1,327,185	1,231,536
Depreciation and amortization	792,198	747,198

	11,441,825	11,382,731

OPERATING INCOME	999,441	1,311,973
INTEREST EXPENSE, NET	2,383,854	2,229,459

LOSS BEFORE PREFERRED STOCK DIVIDEND	(1,384,413)	(917,486)
DIVIDEND REQUIREMENTS ON PREFERRED STOCK	64,077	64,077

LOSS AVAILABLE TO COMMON SHAREHOLDER	$(1,448,490)	$(981,563)

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S DEFICIT
(unaudited)

	$1 Par Value		5.6% Cumulative
	Common Stock		Preferred Stock					Total
					Paid-In	Shareholder’s	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, December 31, 2003	5,000	$5,000	4,577,000	$4,577,000	$(8,487,323)	$(223,709)	$(66,772,619)	$(70,901,651)
Loss available to common shareholder	—	—	—	—	—	—	(1,448,490)	(1,448,490)

Balance, March 31, 2004	5,000	$5,000	4,577,000	$4,577,000	$(8,487,323)	$(223,709)	$(68,221,109)	$(72,350,141)

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before dividend requirements on preferred stock	$(1,384,413)	$(917,486)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	793,160	747,198
Provision for bad debts	42,509	180,943
Amortization of refurbishment costs	215,448	192,718
Changes in operating working capital	1,599,252	1,139,319

Cash provided by operations	1,265,956	1,342,692

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in other assets	—	(11,805)
Purchases of property and equipment	(504,936)	(404,136)

Cash used in investing activities	(504,936)	(415,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of existing debt	—	(33,842)

Cash used in financing activities	—	(33,842)

NET INCREASE IN CASH	761,020	892,909
CASH, BEGINNING OF PERIOD	—	—

CASH, END OF PERIOD	$761,020	$892,909

NONCASH FINANCING AND INVESTING ACTIVITIES:
The Company satisfied its preferred stock dividend liability to GHI through the intercompany account	$64,077	$64,077

Capital lease extension	$—	$49,542

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)	BASIS OF PRESENTATION

The financial statements for December 31, 2003 were prepared assuming the Company will continue as a going concern. As discussed in the notes to consolidated financial statements on Form 10-K dated December 31, 2003, the Company has suffered recurring losses from operations, has negative working capital and has a shareholder’s deficit. These issues raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in the footnotes. Additionally, as described in Note 6 of the notes to consolidated financial statements on Form 10-K, the Company has defaulted under the terms of its debt agreement and Golf Host, Inc. (“GHI”) (the Company’s parent company) is a defendant to a class action lawsuit.

These financial statements do not include any adjustments that might result from the outcome of the uncertainties. These financial statements and related notes are presented for interim periods in accordance with the requirements of Form 10-Q and, consequently, do not include all disclosures normally provided in the Company’s Annual Report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The accompanying consolidated balance sheets for March 31, 2004, and consolidated statements of operations and cash flows for the periods ended March 31, 2004 and 2003, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

The Company’s business is seasonal. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal years.

2)	INTANGIBLE ASSETS

The Company recorded at closing in 1997, a resort intangible asset of approximately $30,400,000. This intangible related to the purchase of the Innisbrook Resort, which contained an existing rental pool agreement and a recently executed management agreement with Westin Hotels. The intangible is being amortized over twenty years on a straight-line basis. Amortization expense for all intangible assets was approximately $215,000 and $215,000 for the three months ended March 31, 2004 and March 31, 2003, respectively.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2)	INTANGIBLE ASSETS (continued)

At December 31, 2003, the Company reviewed the carrying value of the intangible asset and determined that further impairment had not occurred. Advance booking and rental pool participation have stabilized from a historical perspective, and pro-forma cash flows, based upon advance bookings indicate that no further deterioration in the carrying value needs to be recognized.

(3)	DEBT

Debt consists of the following:

	March 31,	December 31,
	2004	2003
Participating mortgage note at varying pay rates maturing in 2027 (in default)	$69,975,000	$69,975,000
$9,000,000 participating mortgage note credit facility maturing in 2007 (in default)	9,000,000	9,000,000

	78,975,000	78,975,000
Less current maturities	(78,975,000)	(78,975,000)

	$—	$—

(4)	CONTINGENCIES

The Company, in the normal course of operations, is subject to claims and lawsuits. The Company does not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on the Company’s financial position and results of operations.

GHI was named as a defendant in a consolidated class action lawsuit (“class action lawsuit”) whereby the plaintiffs allege breaches of contract, including breaches in connection with the Rental Pool Master Lease Agreement. The plaintiffs are seeking unspecified damages and declaratory judgment stating that the plaintiffs are entitled to participate in the rental pool if one exists, a limitation of the total number of club memberships and a limitation of golf course access to persons who are either condominium owners who are members, their accompanied guests, or guests of the resort. Depositions of class members and others, including depositions of former executives of the Company, have been taken and additional discovery remains. The Court has postponed the previously scheduled trial date of February 3, 2003; a new trial date has not yet been set. As of March 31, 2004, the Court had decertified the class and denied the plaintiffs’ subsequent motion to permit additional owners to intervene in the lawsuit. In addition, the plaintiffs filed a complaint seeking to “pierce the corporate veil”. The court dismissed the veil piercing complaint with prejudice. The plaintiffs appealed the

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(4)	CONTINGENCIES (continued)

decertification of the class, the denial to intervene and the veil piercing dismissal to the Florida Court of Appeals, Second District. The Court of Appeals has affirmed the lower court’s decertification of the class and has affirmed the lower court’s dismissal with prejudice of the veil piercing case. No decision on the intervention appeal has been made. As this litigation is still in progress, the Company is not yet able to determine whether the resolution of this matter will have a material adverse effect on the Company’s financial condition or results of operations. However, the Company believes GHI has successful defenses based upon consultations with legal counsel, and intends to vigorously defend this action.

The Company has recorded a liability and related asset in the approximate amount of $6,961,000, in recognition of the Master Lease Agreement refurbishment reimbursement program. The liability will be settled in accordance with the terms of the agreement and the asset is being amortized on a straight line basis over the period from the time each phase of the refurbishment is placed is service through the completion of payment in 2009. The amortization expense for the period ending March 31, 2004 and 2003 was approximately $261,000 and $204,000, respectively.

As noted in the Company’s 10-K filed as of December 31, 2003, the Company has defaulted on its primary mortgage with Golf Trust of America (“GTA”). The Company is engaged in negotiations with GTA and is seeking a solution to its default status. At the time of this filing, no definite or final agreement has been reached.

RENTAL POOL LEASE OPERATION

The following unaudited financial statements of the Innisbrook Rental Pool Lease Operation (the “Rental Pool”) are for the quarters ended March 31, 2004 and 2003.

The operation of the Rental Pool is tied closely to that of Golf Host Resorts, Inc. (the “Company”), and provides for distribution of a percentage of the Company’s room revenues, as defined in the Rental Pool Master Lease Agreements, to participating condominium owners (“Participants”).

The Innisbrook Rental Pool Operation is party to lease agreements with an affiliated entity, whose ability to continue as a going concern is in substantial doubt.

The operation of the Rental Pool is more fully discussed in Form 10-K for the fiscal year ended December 31, 2003 (file No. 2-64309).

INNISBROOK RENTAL POOL LEASE OPERATION
BALANCE SHEETS

DISTRIBUTION FUND

	March 31,
	2004	December 31,
	(unaudited)	2003
ASSETS
RECEIVABLE FROM GOLF HOST RESORTS, INC. FOR DISTRIBUTION	$1,338,413	$1,040,282
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	5,001	6,489

	$1,343,414	$1,046,771

LIABILITIES AND PARTICIPANTS’ FUND BALANCES
DUE TO PARTICIPANTS FOR DISTRIBUTION	$1,077,058	$788,162
DUE TO MAINTENANCE ESCROW FUND	266,356	258,609

	$1,343,414	$1,046,771

MAINTENANCE ESCROW FUND
ASSETS
CASH AND CASH EQUIVALENTS	$377,117	$246,192
SHORT TERM INVESTMENTS	1,330,000	1,330,000
CONSTRUCTION IN PROGRESS	536	535
RECEIVABLE FROM DISTRIBUTION FUND	266,356	258,609
INTEREST RECEIVABLE	4,314	15,858

	$1,978,323	$1,851,194

LIABILITIES AND PARTICIPANTS’ FUND BALANCES
ACCOUNTS PAYABLE	$82,971	$43,590
CONSTRUCTION RETAINAGE	47,524	5,389
INTEREST PAYABLE TO DISTRIBUTION FUND	5,001	6,489
CARPET CARE PAYABLE	11,364	4,137
PARTICIPANTS’ FUND BALANCES	1,831,463	1,791,589

	$1,978,323	$1,851,194

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of the Rental Pool Operators, include all adjustments which are necessary for a fair presentation.

STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2004 AND 2003

DISTRIBUTION FUND

	Year-to-Date
	2004	2003
	(unaudited)
GROSS REVENUES	$3,689,094	$4,012,261

DEDUCTIONS:
Agents’ commissions	148,630	178,435
Credit card fees	89,672	95,197
Audit fees	6,250	5,387
Uncollectible room rents	2,069	2,119
Linen replacements	57,802	52,907
Rental Pool complimentary fees	1,451	975

	305,874	335,020

ADJUSTED GROSS REVENUES	3,383,220	3,677,241
MANAGEMENT FEE	(2,029,932)	(2,206,292)

GROSS INCOME DISTRIBUTION	1,353,288	1,470,949
ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	(2,045)	(24)
Corporate complimentary occupancy fees	3,870	2,762
Interest expense (Paragraph 3.1 (3))	(3,183)	(3,183)
GMLA guaranteed payment	—	1,592
Occupancy fees	(295,950)	(307,369)
Advisory Committee expenses	(50,918)	(47,394)
Life-safety reimbursement	—	(88,543)

NET INCOME DISTRIBUTION	1,005,062	1,028,790
ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	295,950	307,369
Hospitality suite fees	1,925	1,440
Westin Associate room fees	35,476	24,156
Interest income	—	73,921

AMOUNT AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$1,338,413	$1,435,676

Average daily distribution	$25.47	$27.66
Average room rate	$155.64	$163.24
Occupied room nights	23,703	24,579
Available room nights	52,556	51,907
Occupancy percentage	45.1%	47.4%
Average number of available units	578	577

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of the Rental Pool Operators, include all adjustments which are necessary for a fair presentation.

INNISBROOK RENTAL POOL LEASE OPERATION
STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
FOR THE QUARTERS ENDED MARCH 31, 2004 AND 2003

DISTRIBUTION FUND

	Year-to-date
	2004	2003
	(unaudited)
BALANCE, beginning of period	$—	$—
ADDITIONS:
Amount available for distribution	1,338,413	1,435,676
Interest received or receivable from Maintenance Escrow Fund	5,001	10,972
REDUCTIONS:
Amounts withheld for Maintenance Escrow Fund	(266,356)	(277,222)
Amounts accrued or paid to participants	(1,077,058)	(1,169,426)

BALANCE, end of period	$—	$—

MAINTENANCE ESCROW FUND
BALANCE, beginning of period	$1,791,589	$3,444,280
ADDITIONS:
Amounts withheld from occupancy fees	266,356	277,222
Interest earned	5,001	10,972
Charges to participants to establish or restore escrow balances	20,025	1,539,048
REDUCTIONS:
Maintenance charges	(211,093)	(249,986)
Refurbishment costs	—	(400,257)
Carpet care reserve deposit	(17,756)	(15,368)
Interest accrued or paid to Distribution Fund	(5,001)	(10,972)
Refunds to participants as prescribed by the master lease agreements	(17,658)	(26,277)

BALANCE, end of period	$1,831,463	$4,568,662

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of the Rental Pool Operators, include all adjustments which are necessary for a fair presentation.

GOLF HOST RESORTS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarter ended March 31, 2004

During the first quarter of 2004, the Company’s results of operations continued to reflect the soft trend in the hospitality industry and the destination golf resort segment of that industry. Occupied room nights at the Innisbrook resort were 3.6% less than the same three-month period for the prior year. Total room nights were down 876 for the period ended March 31, 2004 as compared to the three months ended March 31, 2003. Group room nights were down 3,094 while transient rooms increased by 2,218 room nights, as compared to the same period last year. Total revenue per room night increased by 1.6% or $8.40 over the prior year. Gross revenue per room night for the three months ended March 31, 2004 was $524.88 as compared to $516.49 for the three months ended March 31, 2003. These net reductions in room nights offset with the increase in room night spending levels produced a net decrease in gross revenue of approximately $253,000 or 2.0%.

Expenses are being managed in response to the reduced demand in the market place, excluding the day-to-day maintenance costs of the four golf courses.

The decrease in revenue combined with the net increases in operating expenses and depreciation and amortization noted above, produced a net reduction in the comparative three-month operating income of approximately $313,000 or 23.8%. Operating income, before interest expense and preferred dividend requirements, was approximately $999,000 versus income of approximately $1,312,000 for the three months ended March 31, 2004 and March 31, 2003, respectively.

Interest expense, net of interest income, reflects the continued accrual of the Company’s GTA interest obligations. Total interest expense increased by approximately $154,000 or 6.9%.

Capital expenditure reserves in the amount of approximately $619,000 were set-aside during the quarter ended March 31, 2004. During the quarter approximately $424,000 was used to fund the installation of the telephone switch; approximately $77,000 was used to fund lease payments on operating assets such as golf carts, golf grounds equipment and computer equipment while $77,000 was used to replace and repair the conference center and clubhouse HVAC, roofing systems, pool pump equipment and miscellaneous deferred maintenance projects.

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

Liquidity and Capital Resources

The Company’s working capital position has decreased to a deficit of approximately $108,411,000. This is a reduction of approximately $944,000 in working capital from the December 31, 2003 deficit of approximately $107,467,000.

The Company continues to experience seasonal fluctuations in its net working capital position. These fluctuations have been managed in the past through the utilization of an accounts receivable revolving credit line. Effective May 23, 2002, the revolving credit line with Wells Fargo Business Credit was terminated by Wells Fargo as a result of the Company’s default on the participating mortgage with GTA.

The Company was informed by GTA on November 29, 2001 that the Company is in default on the $78,975,000 mortgage and accrued interest, arising from the Company’s failure to pay the October 2001 interest and all subsequent monthly installments. GTA has asserted its right to accelerate payment of the total outstanding principal and interest amounts.

As of May 2004, the Company is seeking to negotiate a Settlement Agreement with GTA. In connection with the proposed Settlement Agreement, the Company would transfer to GTA the Innisbrook resort property, three condominium units located at the resort, the Company’s ownership interests in GTA stock, and all rights, title and interests of the Company under existing contracts and agreements. In addition, the Company would provide limited indemnity to defend and hold harmless GTA (and its affiliates) from and against any and all costs, liabilities, claims, losses, judgments or damages arising out of or in connection with the Class Action Lawsuit, as well as liabilities accruing on or before the closing date relating to employee benefits and liabilities for contracts or agreements not disclosed by the Company to GTA. In return, it is anticipated that GTA would deliver to the Company a duly executed release. No Settlement Agreement has yet been signed and no terms are definite. Neither GTA nor any of its affiliates are under any obligation to execute the Settlement Agreement and GTA could initiate foreclosure proceedings or pursue any other legal remedies available to it at any time.

As described in Note 4 of the notes to consolidated financial statements on the Company’s Form 10-K for December 31, 2003, management had determined that due to declining demand in the hotel golf resort business and related rental pool participation, which led to declines in operating results, impairment of the intangible asset had occurred. At December 31, 2000, an impairment charge of $7,441,000 was recorded. As a result of the continued decline in destination golf resort business during 2001 and the events of September 11, 2001, the Company had determined that further impairment had occurred and consequently recorded an additional $3,000,000 impairment charge during the quarter ended September 30, 2001. No further impairment has been recognized subsequent to the period ended September 30, 2001.

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

GHI was named as a defendant in a consolidated class action lawsuit (“class action lawsuit”) whereby the plaintiffs allege breaches of contract, including breaches in connection with the Rental Pool Lease Agreement. The plaintiffs are seeking unspecified damages and a declaratory judgment stating that the plaintiffs are entitled to participate in the rental pool if one exists, a limitation of the total number of club memberships and a limitation of golf course access to persons who are either condominium owners who are members, their accompanied guests, or guests of the resort. Depositions of class members and others, including depositions of former executives of the Company, have been taken and additional discovery remains. The Court has postponed the previously scheduled trial date of February 3, 2003; a new trial date has not yet been set. As of March 31, 2004, the Court had decertified the class and denied the plaintiffs’ subsequent motion to permit additional owners to intervene in the lawsuit. In addition, the plaintiffs filed a complaint seeking to “pierce the corporate veil”. The court dismissed the veil piercing complaint with prejudice. The plaintiffs appealed the decertification of the class, the denial to intervene and the

Item 1.	Legal Proceedings (continued)

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Pursuant to an agreement with the SEC staff, included in the 10-Q filing are unaudited financial statements of the Innisbrook Rental Pool Lease Operation for the quarters ended March 31, 2004 and 2003.

Item 6.	Exhibits and Reports on Form 8-K

(a)	The following exhibits are included in this Form 10-Q:

14	Code of Ethics

31.1	President Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	President Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	The Registrant did not file Form 8-K during the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLF HOST RESORTS, INC.

Date: May 21, 2004	By:	/s/ Merrick Kleeman
Merrick Kleeman
President

Date: May 21, 2004	By:	/s/ R. Keith Wilt
R. Keith Wilt
Vice President and Treasurer (Principal Financial Officer)