Form 10-Q
period 2004-06-30
GOLF HOST RESORTS INC
filed 2004-09-24
CIK 42429

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

For Quarter Ended June 30, 2004

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
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II - OTHER INFORMATION
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
EX-31.1 302 Certification of CEO
EX-31.2 302 Certification of CFO
EX-32.1 906 Certification of CEO
EX-32.2 906 Certification of CFO

PART I-FINANCIAL INFORMATION

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Host, Inc.)
CONSOLIDATED BALANCE SHEETS

ASSETS
(Substantially all pledged)

	June 30,	December 31,
	2004	2003
	(unaudited)
CURRENT ASSETS:
Cash	$—	$—
Restricted cash	3,283,223	2,489,761
Accounts receivable, net	1,411,859	1,578,294
Other receivables	128,877	120,966
Inventories and supplies	1,134,514	1,348,526
Prepaid expenses and other assets	568,527	350,161

Total current assets	6,527,000	5,887,708
INTANGIBLES, net	11,171,299	11,602,195
PROPERTY AND EQUIPMENT, net	36,838,251	37,164,124
OTHER ASSETS	5,756,519	6,279,340

TOTAL ASSETS	$60,293,069	$60,933,367

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER’S DEFICIT

	June 30,	December 31,
	2004	2003
	(unaudited)
CURRENT LIABILITIES:
Debt due within one year	$78,975,000	$78,975,000
Cash overdrafts	116,632	—
Accounts payable	3,606,580	4,501,132
Accrued payroll costs	990,632	885,531
Accrued interest	28,312,136	23,751,133
Other payables and accrued expenses	1,729,136	2,541,365
Deposits and deferred revenues	1,784,896	1,867,326
Due to related parties	2,398,097	832,774

Total current liabilities	117,913,109	113,354,261
OTHER LONG-TERM LIABILITIES	10,265,009	10,265,009
LONG TERM REFURBISHMENT	6,960,748	6,960,748
DEFERRED INCOME TAXES	1,255,000	1,255,000

Total liabilities	136,393,866	131,835,018

SHAREHOLDER’S DEFICIT
Common stock, $1 par, 5,000 shares authorized, issued, and outstanding	5,000	5,000
5.6% cumulative preferred stock, $1 par, 4,577,000 shares authorized, issued, and outstanding	4,577,000	4,577,000
Paid-in capital	(8,487,323)	(8,487,323)
Shareholder receivable	(223,709)	(223,709)
Accumulated deficit	(71,971,765)	(66,772,619)

Total shareholder’s deficit	(76,100,797)	(70,901,651)

Total liabilities and shareholder’s deficit	$60,293,069	$60,933,367

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Host, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
REVENUES:
Resort facilities	$2,696,928	$2,537,629	$6,447,144	$6,613,206
Food and beverage	2,471,455	2,871,574	5,696,248	6,297,775
Golf	2,897,568	2,869,517	6,868,855	6,630,710
Other	1,369,718	1,189,196	2,864,688	2,620,929

	9,435,669	9,467,916	21,876,935	22,162,620

COSTS AND OPERATING EXPENSES:
Resort facilities	2,492,501	2,146,932	5,280,318	5,243,711
Food and beverage	2,061,601	2,041,635	4,378,596	4,301,900
Golf	1,977,147	1,747,929	3,850,192	3,453,462
Other	2,232,431	2,238,575	4,577,016	4,579,995
General and administrative	1,304,946	1,065,098	2,632,134	2,296,634
Depreciation and amortization	702,198	747,198	1,494,396	1,494,396

	10,770,824	9,987,367	22,212,652	21,370,098

OPERATING (LOSS)/INCOME	(1,335,155)	(519,451)	(335,717)	792,522
INTEREST EXPENSE, NET	2,351,421	2,338,834	4,735,275	4,568,293

LOSS BEFORE PREFERRED STOCK DIVIDEND	(3,686,576)	(2,858,285)	(5,070,992)	(3,775,771)
DIVIDEND REQUIREMENTS ON PREFERRED STOCK	64,077	64,077	128,154	128,154

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDER	$(3,750,653)	$(2,922,362)	$(5,199,146)	$(3,903,925)

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC AND SUBSIDIARY
(a wholly owned subsidiary of Golf Host, Inc.)
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S DEFICIT
(unaudited)

	$1 Par Value		5.6% Cumulative					Total
	Common Stock		Preferred Stock		Paid-In	Shareholder’s	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, December 31, 2003	5,000	$5,000	4,577,000	$4,577,000	$(8,487,323)	$(223,709)	$(66,772,619)	$(70,901,651)
Loss attributable to common shareholder (unaudited)	—	—	—	—	—	—	(5,199,146)	(5,199,146)

Balance, June 30, 2004	5,000	$5,000	4,577,000	$4,577,000	$(8,487,323)	$(223,709)	$(71,971,765)	$(76,100,797)

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Host, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before dividend requirements on preferred stock	$(5,070,992)	$(3,775,771)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,494,396	1,494,396
Provision for bad debts	54,052	(75,520)
Amortization of refurbishment costs	522,831	390,919
Gain on disposal of capital lease	—	(27,739)
Changes in operating working capital	3,737,343	2,807,375

Cash provided by operations	737,630	813,660

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in other assets	—	3,369
Purchases of property and equipment	(737,630)	(627,492)

Cash used in investing activities	(737,630)	(624,123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of existing debt	—	(62,245)
Additional borrowings on existing debt	—	132,600

Cash used in financing activities	—	70,355

NET INCREASE IN CASH	—	259,892
CASH, BEGINNING OF PERIOD	—	—

CASH, END OF PERIOD	$—	$259,892

NONCASH FINANCING AND INVESTING ACTIVITIES:
The Company recorded its preferred stock dividend liability to GHI	$128,154	$128,154

The accompanying notes are an integral part of these consolidated financial statements.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Hosts, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)	BASIS OF PRESENTATION

The financial statements for December 31, 2003 were prepared assuming the Company will continue as a going concern. As discussed in the notes to consolidated financial statements on Form 10-K dated December 31, 2003, the Company has suffered recurring losses from operations, has negative working capital and has a shareholder’s deficit. These issues raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in the footnotes. Additionally, as described in Note 6 of the notes to consolidated financial statements on Form 10-K, the Company has defaulted under the terms of its debt agreement and Golf Host, Inc.(“GHI”) (the Company’s parent company) is a defendant to a class action lawsuit. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The accompanying consolidated balance sheets for June 30, 2004, and consolidated statements of operations and cash flows for the periods ended June 30, 2004 and 2003, are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to the June 30, 2003 financial statements to conform to June 30, 2004 presentation.

The Company’s business is seasonal. Therefore, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the entire fiscal year.

2)	INTANGIBLE ASSETS

The Company recorded at closing in 1997, a resort intangible asset of approximately $30,400,000. This intangible related to the purchase of the Innisbrook Resort, which contained an existing rental pool agreement and a recently executed management agreement with Westin Hotels. The intangible is being amortized over twenty years on a straight-line basis. Amortization expense for all intangible assets was approximately $431,000 and $431,000 for the six months ended June 30, 2004 and June 30, 2003, respectively.

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Host, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2)	INTANGIBLE ASSETS

During the six months ended June 30, 2004, the Company reviewed the carrying value of the intangible asset and determined that further impairment had not occurred. Advance bookings and rental pool participation had stabilized from a historical perspective, and the pro forma cash flows, based upon advance bookings indicate that no further deterioration in the carrying value should be recognized in 2004.

(3)	DEBT

Debt consists of the following:

	June 30,	December 31,
	2004	2003
Participating mortgage note at varying pay rates maturing in 2027 (in default)	$69,975,000	$69,975,000
$9,000,000 participating mortgage note credit facility maturing in 2007 (in default)	9,000,000	9,000,000

	78,975,000	78,975,000
Less current maturities	(78,975,000)	(78,975,000)

	$—	$—

(4)	CONTINGENCIES

The Company, in the normal course of operations, is subject to claims and lawsuits. The Company does not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on the Company’s financial position and results of operations.

GHI was named as a defendant in a consolidated class action lawsuit (“class action lawsuit”) whereby the plaintiffs allege breaches of contract, including breaches in connection with the Rental Pool Master Lease Agreement. The plaintiffs are seeking unspecified damages and declaratory judgment stating that the plaintiffs are entitled to participate in the rental pool if one exists, a limitation of the total number of club memberships and a limitation of golf course access to persons who are either condominium owners who are members, their accompanied guests, or guests of the resort. Depositions of class members and others, including depositions of prior executives of the Company, have been taken and additional discovery remains. The Court has postponed the previously scheduled trial date of February 3, 2003; a new trial date has not yet been set. As of December 31, 2003, the Court had decertified the class and denied the plaintiffs’ subsequent motion to permit additional owners to intervene in the lawsuit. In addition, the plaintiffs filed a complaint seeking to “pierce the corporate veil”. The court dismissed the veil piercing complaint with prejudice. The plaintiffs appealed the

GOLF HOST RESORTS, INC. AND SUBSIDIARY
(a wholly owned subsidiary of Golf Host, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(4)	CONTINGENCIES (continued)

decertification of the class; the denial to intervene and the veil piercing dismissal to the Florida Court of Appeals, Second District. The Court of Appeals has affirmed the lower court’s decertification of the class and has affirmed the lower court’s dismissal with prejudice of the veil piercing case. On July 29, 2004, the Circuit Court for the Sixth Judicial Court entered an order granting defendant’s motion for summary judgment. No decision on the intervention appeal has been made. The Company does not believe the resolution of this matter will have a material adverse effect on the Company’s financial condition or results of operations.

The Company has recorded a liability and related asset in the approximate amount of $6,961,000, in recognition of the Master Lease Agreement refurbishment reimbursement program. The liability will be settled in accordance with the terms of the agreement and the asset is being amortized on a straight line basis over the period from the time each phase of the refurbishment is placed is service through the completion of payment in 2009. The amortization expense for the period ending June 30, 2004 and 2003 was approximately $523,000 and $391,000, respectively.

As noted in the Company’s 10-K filed as of December 31, 2003, the Company has defaulted on its primary mortgage with Golf Trust of America ("GTA"). On July 15, 2004, the Company and GTA entered into a Settlement Agreement wherein the Resort property, three condominium units and a linen room located at the Innisbrook Resort, the acquired interest in common stock and operating partnership units of GTA held by the parent and all rights, title and interests of the Company under existing contracts and agreements were transferred to GTA. In addition, the Company provided a limited indemnity to defend and hold harmless GTA (and its affiliates) from and against any and all costs, liabilities, claims, losses, judgments, or damages arising out of or in connection with the lawsuit known as the Class Action Lawsuit as well as liabilities accruing on or before the closing date relating to employee benefits and liabilities for contracts or agreements not disclosed by the Company to GTA. In return, GTA delivered a duly executed release.

RENTAL POOL LEASE OPERATION

The following unaudited financial statements of the Innisbrook Rental Pool Lease Operation (the “Rental Pool”) are for the quarters ended June 30, 2004 and 2003.

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

INNISBROOK RENTAL POOL LEASE OPERATION
BALANCE SHEETS

Distribution Fund

	June 30,
	2004	December 31,
	(unaudited)	2003
Assets
Receivable from Golf Host Resorts, Inc. for distribution	$975,210	$1,040,282
Interest receivable from Maintenance Escrow Fund	4,654	6,489

	$979,864	$1,046,771

Liabilities and participants’ fund balances
Due to participants for distribution	$725,395	$788,162
Due to Maintenance Escrow Fund	254,469	258,609

	$979,864	$1,046,771

Maintenance Escrow Fund Assets
Cash and cash equivalents	$125,623	$246,192
Short term investments	1,520,000	1,330,000
Inventory	4,494	535
Receivable from Distribution Fund	254,469	258,609
Interest receivable	4,716	15,858

	$1,909,302	$1,851,194

Liabilities and Participants’ Fund Balances
Accounts payable	$3,542	$43,590
Construction retainage	5,344	5,389
Interest payable to Distribution Fund	4,654	6,489
Carpet care payable	18,796	4,137
Participants’ fund balances	1,876,966	1,791,589

	$1,909,302	$1,851,194

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of the Rental Pool Operators, include all adjustments which are necessary for a fair presentation.

INNSBROOK RENTAL POOL LEASE OPERATION
STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED JUNE 30, 2004 AND 2003

Distribution Fund
(unaudited)

	Current quarter		Year-to-Date
	2004	2003	2004	2003

Gross Revenues	$2,636,067	$2,485,774	$6,325,161	$6,498,035

Deductions:
Agents’ commissions	122,967	82,033	271,597	260,468
Credit card fees	62,182	58,723	151,854	153,920
Audit fees	6,250	5,387	12,500	10,774
Uncollectable room rents	390	—	2,459	2,119
Linen replacements	16,877	21,290	74,679	74,197
Rental pool complimentary fees	1,183	654	2,634	1,629

	209,849	168,087	515,723	503,107

Adjusted Gross Revenues	2,426,218	2,317,687	5,809,438	5,994,928
Management Fee	(1,455,730)	(1,390,575)	(3,485,662)	(3,596,867)

Gross Income Distribution	970,488	927,112	2,323,776	2,398,061
Adjustments to Gross Income Distribution:
General pooled expense	(1,195)	(21)	(3,240)	(45)
Corporate complimentary occupancy fees	5,470	5,040	9,340	7,802
Interest expense	(3,183)	(3,183)	(6,366)	(6,366)
Gtd MLA guaranteed payment	—	—	—	1,592
Occupancy fees	(279,601)	(264,162)	(575,551)	(571,531)
Advisory Committee expenses	(43,585)	(54,143)	(94,503)	(101,537)
Life-safety reimbursement	—	(46,284)	—	(134,827)

Net Income Distribution	648,394	564,359	1,653,456	1,593,149
Adjustments to Net Income Distribution:
Occupancy fees	279,601	264,162	575,551	571,531
Hospitality suite fees	2,282	2,424	4,207	3,864
Westin Associate room fees	44,933	15,288	80,409	39,444
Interest	—	—	—	2,890

Amount available for Distribution to Participants	$975,210	$846,233	$2,313,623	$2,210,878

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of the Rental Pool Operators, include all adjustments which are necessary for a fair presentation.

INNISBROOK RENTAL POOL LEASE OPERATION
STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
FOR THE QUARTERS ENDED JUNE 30, 2004 AND 2003

Distribution Fund
(unaudited)

	Current Quarter		Year-to-date
	2004	2003	2004	2003

Balance, beginning of period	$—	$—	$—	$—
Additions:
Amount available for distribution	975,210	846,233	2,313,623	2,210,878
Interest received or receivable from Maintenance Escrow Fund	4,654	14,068	9,655	25,040
Reductions:
Amounts withheld for Maintenance Escrow Fund	(254,469)	(237,746)	(520,825)	(514,698)
Amounts accrued or paid to participants	(725,395)	(622,555)	(1,802,453)	(1,721,220)

Balance, end of period	$—	$—	$—	$—

Maintenance Escrow Fund

Balance, beginning of period	$1,831,463	$4,568,662	1,791,589	3,444,280
Additions:
Amounts withheld from occupancy fees	254,469	237,746	520,825	514,698
Interest earned	4,654	14,068	9,655	25,040
Charges to participants to establish or restore escrow balances	103,578	249,203	123,603	1,788,521
Reductions:
Maintenance charges	(261,606)	(188,829)	(472,699)	(438,815)
Refurbishment Phase II	—	(1,611,768)	—	(2,012,025)
Carpet care reserve deposit	(16,964)	(13,208)	(34,720)	(28,576)
Interest accrued or paid to Distribution Fund	(4,654)	(14,068)	(9,655)	(25,040)
Refunds to participants as prescribed by the master lease agreements	(33,974)	(161,819)	(51,632)	(188,096)

Balance, end of period	$1,876,966	$3,079,987	$1,876,966	$3,079,987

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of the Rental Pool Operators, include all adjustments which are necessary for a fair presentation.

GOLF HOST RESORTS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Operational Information

	Current quarter		Year-to-Date
	2004	2003	2004	2003

Average daily distribution	$18.06	$15.85	$21.71	$21.00
Average room rate	$119.39	$119.74	$138.16	$143.32
Occupied room nights	22,080	20,760	45,783	45,339
Available room nights	54,009	53,379	106,565	105,286
Occupancy percentage	40.9%	38.9%	43.0%	43.1%
Average number of available units	594	587	586	582

Quarter ended June 30, 2004

During the second quarter of 2004, the Company’s results of operations continued to reflect the soft trend in the hospitality industry and the destination golf resort segment of that industry. Occupied room nights at the Innisbrook resort were 6.4% greater than the same three-month period for the prior year. Total room nights were up 1,320 for the period ended June 30, 2004 as compared to the three months ended June 30, 2003. Group room nights were down 1,824 or 12.1% while transient rooms increased by 3,144 room nights or 55.0%, as compared to the same period last year. Total revenue per room night decreased by 6.3% or $28.73 over the prior year. Gross revenue per room night for the three months ended June 30, 2004 was $427.34 as compared to $456.07 for the three months ended June 2003. These net increases in room nights offset with the decrease in room night spending levels produced a net decrease in gross revenue of approximately $32,000 or 0.3%.

Expenses are being managed in response to the reduced demand in the market place, including the day-to-day maintenance costs of the four golf courses. Operating expenses, before depreciation and amortization, increased for the comparative three month period ended June 30, 2004 by approximately $828,000 or 9.0%. Approximately $357,000 of this variance is a result of cost of living raises that were not issued in 2003, in the approximate amount of $52,000, increased workman’s compensation costs of approximately $145,000 as a result of an increase in premiums and deductibles, increased health, dental and disability premiums in the approximate amount of $96,000 and an aggregate increase in other employee benefit costs such as 401K matching, Federal and State employment taxes in the approximate amount of $64,000. The remaining increase in operating expenses is a result of increased utilization in contract labor in the approximate amount of $21,000 necessitated by short term operational needs, an increase in the allocation expenses of the parent company in the approximate amount of $64,000, an increase in personnel recruiting, relocation and training expenses due to the hiring of replacement operational personnel by Westin, in the approximate amount of $55,000, an increase in promotional marketing costs as a result of new collateral material production in the approximate amount of $18,000, increased referral expenses as a result of improved guest referral programs in the approximate amount of $29,000, increases in security, sewer and water costs in the approximate amount of $101,000 and an aggregate increase in all other operational expenses of approximately $183,000.

The increase in revenue combined with the net increases in operating expenses and depreciation and amortization noted above, produced a net reduction in the comparative three-month operating income of approximately $816,000. Operating loss, before interest expense and preferred dividend requirements, was approximately $1,335,000 versus a loss of approximately $519,000 for the three months ended June 30, 2004 and June 30, 2003, respectively.

Interest expense, net of interest income, which approximated $2,351,000 and $2,339,000 for the three months ended June 30, 2004 and June 30, 2003 respectively, reflects the continued accrual of the Company’s GTA mortgage interest obligations.

Capital expenditure reserves in the amount of approximately $627,000 were set-aside during the quarter ended June 30, 2004. During the quarter approximately $149,000 was used to fund lease payments on the new telephone switch, approximately $37,000 was invested in Heating and Air-conditioning systems of the resort facilities and approximately $172,000 was disbursed to fund golf cart leases, golf course equipment leases and miscellaneous deferred maintenance capital items.

Six months ended June 30, 2004

During the six months ended June 30, 2004, the Company’s results of operations continued to reflect the soft trend in the hospitality industry and the destination golf resort segment of that industry. Occupied room nights at the Innisbrook resort were 1.0% greater than the same six-month period for the prior year. Total room nights were up 444 for the six-month period ended June 30, 2004 as compared to the six-months ended June 30, 2003. Group room nights were down 4,918 or 14.8% while transient rooms increased by 5,362 room nights or 44.5%, as compared to the same period last year. Total revenue per room night decreased by 2.2% or $10.98 from the prior year. Gross revenue per room night for the six months ended June 30, 2004 was $477.84 as compared to $488.82 for the six months ended June 30, 2003. These net increases in room nights offset with the decrease in room night spending levels produced net decreases in gross revenue of approximately $286,000 or 1.3%.

Expenses continue to be managed in response to the reduced demand in the market place, including the day-to-day maintenance costs of the four golf courses. Operating expenses, before depreciation and amortization, increased for the comparative six month period ended June 30, 2004 by approximately $842,000 or 4.2%. Approximately $572,000 of this variance is a result of increased employee costs associated primarily with cost of living raises that were not issued in 2003 in the approximate amount of $292,000, increased workman’s compensation costs of approximately $75,000 primarily as a result of an increase in premiums and deductibles, increased health, dental and disability premiums in the approximate amount of $97,000 and an aggregate increase in other employee benefit costs such as 401K matching, Federal and State employment taxes in the approximate amount of $108,000. The remaining increase in operating expenses is a result of increased utilization in contract labor in the approximate amount of $66,000 necessitated by short term operational needs, an increase in costs of goods sold in the approximate amount of $83,000 as a result of approximately a 2.7% increase in the number of meals served, an increase in the allocation expenses of the parent company in the approximate amount of $18,000, an increase in personnel recruiting, relocation and training expenses due to the hiring of replacement operational personnel by Westin, in the approximate amount of $85,000, an increase in promotional marketing costs as a result of new collateral material production in the approximate amount of $59,000, increased referral expenses as a result of improved guest referral programs in the approximate amount of $78,000, increases in security, sewer and water costs of $241,000 and an aggregate reduction in all other operational expenses of approximately $360,000.

The decrease in revenue combined with the net increases in operating expenses and depreciation and amortization noted above, produced a net reduction in the comparative six-month operating income of approximately $1,128,000. Operating loss, before interest expense and preferred dividend requirements, was approximately $336,000 versus income of approximately $792,000 for the six months ended June 30, 2004 and June 30, 2003, respectively.

Interest expense, net of interest income, which approximated $4,735,000 and $4,568,000 for the six months ended June 30, 2004 and June 30, 2003 respectively, reflects the continued accrual of the Company’s GTA mortgage interest obligations of approximately $760,000 per month plus interest related to capital leases in the approximate amount of $162,000 during the six-month period ended June 30, 2004.

Capital expenditure reserves in the amount of approximately $1,254,000 were set-aside during the six months ended June 30, 2004. During the quarter approximately $572,000 was used to fund the acquisition and initial lease payments on the new telephone switch, approximately $168,000 was disbursed to fund golf cart leases, golf course equipment leases and other property leases and approximately $198,000 was expended for deferred maintenance capital items.

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

Liquidity and Capital Resources

The Company’s working capital position has decreased to a deficit of approximately $111,386,000. This is a reduction of approximately $3,919,000 in working capital from the December 31, 2003 deficit of approximately $107,467,000.

The Company continues to experience seasonal fluctuations in its net working capital position. These fluctuations have been managed in the past by utilizing the funding for capital expenditures as a revolving credit line, as approved by GTA, through negotiated payment plans with excess revenues. In addition, working capital needs have been funded with advances from the parent company.

The Company was informed by GTA on November 29, 2001 that the Company is in default on the $78,975,000 mortgage and accrued interest, arising from the Company’s failure to pay the October 2001 interest and all subsequent monthly installments. GTA has asserted its right to accelerate payment of the total outstanding principal and interest amounts. The Company continues to accrue interest on the GTA participating mortgage of approximately $760,000 per month.

On July 15, 2004, the Company, GHI and GTA entered into a Settlement Agreement wherein the Resort property, three condominium units and linen storage closet located at the Innisbrook Resort, the acquired interest in common stock and partnership operating units of GTA held by the parent and all rights, title and interests in and liabilities related to the Company under existing contracts and agreements were transferred to GTA. In addition, GTA assumed all liabilities of the Company except for the Due to GHI and the Company provided a limited indemnity to defend and hold harmless GTA (and its affiliates) from and against any and all costs, liabilities, claims, losses, judgments, or damages arising out of or in connection with the Class Action Lawsuit as well as liabilities accruing on or before the closing date relating to employee benefits and liabilities for contracts or agreements not disclosed by the Company to GTA. In return, GTA delivered to GHI, a duly executed release of the Company from the liabilities owed to GTA.

Concurrent with the transfer of the Resort property to GTA, all inter-company receivables and payables between the Company, Golf Hosts, Inc., and Golf Host Holdings, Inc. were forgiven by the respective Companies. The balances forgiven were in the approximate amounts of $1,476,000 owed by the Company to Golf Hosts, Inc. and $1,468,000 owed by the Company to Golf Host Holdings, Inc.

As described in Note 4 of the notes to consolidated financial statements on the Company’s Form 10-K for December 31, 2003, management had determined that due to declining demand in the hotel golf resort business and related rental pool participation, which led to declines in operating results, impairment of the intangible asset had occurred. At December 31, 2000, an impairment charge of $7,441,000 was recorded. As a result of the continued decline in destination golf resort business during 2001 and the events of September 11, 2001, the Company had determined that further impairment had occurred and consequently recorded an additional $3,000,000 impairment charge during the quarter ended September 30, 2001. The Company feels that the market has stabilized and therefore no further impairment has been recognized subsequent to the period ended September 30, 2001.

GOLF HOST RESORTS, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Registrant does not have significant market risk with respect to foreign currency exchanges or other market rates. The Registrant’s debt has a fixed contractual interest rate through the year 2027 and, accordingly, fluctuations in interest rates are not expected to affect financial results.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Registrant’s management, including the Chief Executive Officer and the Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Registrant’s Chief Executive Officer and the Principal Financial Officer concluded that the Registrant’s disclosure controls and procedures are effective in timely alerting them to material information to be included in the Registrant’s periodic SEC filings.

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

GHI was named as a defendant in a consolidated class action lawsuit (“class action lawsuit”) whereby the plaintiffs allege breaches of contract, including breaches in connection with the Rental Pool Lease Agreement. The plaintiffs are seeking unspecified damages and a declaratory judgment stating that the plaintiffs are entitled to participate in the rental pool if one exists, a limitation of the total number of club memberships and a limitation of golf course access to persons who are either condominium owners who are members, their accompanied guests, or guests of the resort. Depositions of class members and others, including depositions of prior executives of the Company, have been taken and additional discovery remains. The Court has postponed the previously scheduled trial date of February 3, 2003; a new trial date has not yet been set. As of December 31, 2003, the Court had decertified the class and denied the plaintiffs’ subsequent motion to permit additional owners to intervene in the lawsuit. In addition, the plaintiffs filed a complaint seeking to “pierce the corporate veil”. The court dismissed the veil piercing complaint with prejudice. The plaintiffs appealed the decertification of the class; the denial to intervene and the

Item 1. Legal Proceedings continued

veil piercing dismissal to the Florida Court of Appeals, Second District. The Court of Appeals has affirmed the lower court’s decertification of the class and has affirmed the lower court’s dismissal with prejudice of the veil piercing case. On July 29, 2004, the Circuit Court for the Sixth Judicial Circuit entered an order granting defendant’s motion for summary judgment. No decision on the intervention appeal has been made. The Company does not believe the resolution of this matter will have a material adverse effect on the Company’s financial condition or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Pursuant to an agreement with the SEC staff, included in the 10-Q filing are unaudited financial statements of the Innisbrook Rental Pool Lease Operation for the quarters ended June 30, 2004 and 2003.

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

(b) The Registrant did not file Form 8-K during the three months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLF HOST RESORTS, INC.
Date: September 24, 2004	By:	/s/ Merrick Kleeman
Merrick Kleeman
President

Date: September 24, 2004	By:	/s/ R. Keith Wilt
R. Keith Wilt
Vice President and Treasurer (Principal Financial Officer)